Form 10-Q
period 2008-03-31
MINNERGY LLC
filed 2008-06-20
CIK 1366512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
Commission file number 333-142928
MINNERGY, LLC
(Name of small business issuer in its charter)

Minnesota	74-3176709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 North Front Street NW, P.O. Box 86 Eyota, Minnesota (Address of principal executive offices)	55987-1500 (Zip Code)
(507) 545-0197
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 6, 2008 there were 4,979,920 membership units outstanding.

MINNERGY, LLC

ii

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
MINNERGY, LLC
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$74,040	148,881
Grant receivable	17,851	5,692
Prepaids and other	8,843	14,172

Total current assets	100,734	168,745

Land options	325,000	325,000
Property and equipment, net	1,350,768	1,210,606
Deferred offering costs	418,975	358,458

Total assets	$2,195,477	2,062,809

Liabilities and Members’ Equity:
Current liabilities:
Accounts payable	$282,492	122,759
Accrued expenses	2,900	3,985

Total current liabilities	285,392	126,744

Commitments and contingencies

Members’ equity:
Members’ contributions, 4,979,920 units outstanding	2,214,760	2,214,760
Deficit accumulated during development stage	(304,675)	(278,695)

Total members’ equity	1,910,085	1,936,065

Total liabilities and members’ equity	$2,195,477	2,062,809

The accompanying notes are an integral part of the condensed financial statements.

MINNERGY, LLC
(A Development Stage Company)
Statements of Operations
(unaudited)

			Period from
			Inception
			(March 31,
	Three months ended		2006) to
	March 31,		March 31,
	2008	2007	2008

Net sales	$—	—	—

Operating expenses:
Professional fees	5,044	21,503	138,595
General and administrative expenses	21,925	9,632	231,242

Total operating expenses	26,969	31,135	369,837

Operating loss	(26,969)	(31,135)	(369,837)

Interest income	989	10,383	65,162

Net loss	$(25,980)	(20,752)	(304,675)

Basic and diluted loss per unit	$(0.01)	(0.01)	(0.08)

Basic and diluted weighted average units outstanding	4,979,920	3,499,920	3,978,990

The accompanying notes are an integral part of the condensed financial statements.

MINNERGY, LLC
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Period from
			Inception
			(March 31,
	Three months ended		2006) to
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(25,980)	(20,752)	(304,675)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	184	—	459
Changes in operating assets and liabilities:
Grant receivable	(12,159)	—	(17,851)
Prepaid and other	5,329	5,457	(8,843)
Accounts payable	25,783	(95,711)	58,852
Accrued expenses	(1,085)	—	2,900

Net cash used in operating activities	(7,928)	(111,006)	(269,158)

Cash flows from investing activities:
Payments for land options	—	—	(325,000)
Purchase of property and equipment	(21,561)	(210,863)	(1,184,390)

Net cash used in investing activities	(21,561)	(210,863)	(1,509,390)

Cash flows from financing activities:
Proceeds from sales of membership units	—	—	2,214,760
Payments of deferred offering costs	(45,352)	(27,168)	(362,172)

Net cash provided by (used in) financing activities	(45,352)	(27,168)	1,852,588

Net increase (decrease) in cash and cash equivalents	(74,841)	(349,037)	74,040

Cash and cash equivalents at beginning of period	148,881	1,012,989	—

Cash and cash equivalents at end of period	$74,040	663,952	74,040

Supplemental disclosure of cash flow information:

Deferred offering costs included in accounts payable or accrued expenses	$56,803	—	56,803
Property and equipment purchases included in accounts payable or accrued expenses	$166,837	—	166,837
The accompanying notes are an integral part of the condensed financial statements.

MINNERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed financial statements of MinnErgy, LLC (collectively referred to as the Company, MinnErgy, or by terms such as we, our, or us) have been derived from the Company’s audited December 31, 2007 financial statements and the unaudited March 31, 2008 and 2007 financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and related notes included in our Registration Statement filed with the SEC. In the opinion of management, the unaudited condensed financial statements contain all recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Principal business activity — MinnErgy, a Minnesota Limited Liability and development stage Company was organized with the intentions of developing, owning and operating a 55 million gallon dry mill corn-processing ethanol plant in southeastern Minnesota approximately 100 miles southeast of Minneapolis. The two potential plant sites selected by the Company are located between Winona and Rochester, Minnesota. Construction is anticipated to begin in the fall of 2008 with expected completion in early 2010. As of March 31, 2008, the Company was in the development stage with its efforts being principally devoted to equity raising, registering its securities and organizational activities.
(2) Members Equity
The Company was formed on March 31, 2006 to have a perpetual life. The Company was initially capitalized by seven founding members, contributing approximately $500,000 in exchange for 1,500,000 units. The Company was further capitalized by 30 additional members contributing $999,960 in exchange for 1,999,920 units during 2006 and by 28 existing members contributing $740,000 in exchange for 1,480,000 units during May 2007. Income and losses are allocated to all members based upon their respective percentage of units held.
As specified in the Company’s member control agreement, the Company is authorized to issue additional units as needed. The membership units include certain transfer restrictions as specified in the member control agreement and pursuant to applicable tax and securities laws. Each unit represents a pro rata ownership interest in the Company’s capital, profits, losses and distributions.
The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC) which was declared effective in May 2008. The offering is for a minimum of 58,000,000 and up to 89,000,000 membership units for sale at $1 per unit. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.

MINNERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Offering proceeds will be held in escrow until seven conditions are met. These conditions include: (1) cash proceeds from unit sales deposited in the escrow account equal or exceed $58,000,000, exclusive of interest; (2) the receipt of a written commitment for debt financing ranging from $41,800,000 to $72,800,000, depending on the amount necessary to fully capitalize the project; (3) the receipt of a signed definitive design build agreement with the general contractor (Fagen, Inc.); (4) the issuance of environmental permits necessary to construct the ethanol plant; (5) the election, in writing, to terminate the escrow agreement; (6) Winona National Bank providing an affidavit to the states in which the units have been registered stating that the requirements to release funds have been satisfied and shall have provided to the Commissioner of the Minnesota Department of Commerce documentation that the foregoing conditions have been met; and (7) the receipt of consents to release funds from escrow from each state securities department from which such consent is required. However, none of the funds, regardless of the state of residence of the investor contributing such funds, shall be released until the Commissioner of the Minnesota Department of Commerce has provided written express authorization to the release of the escrow proceeds. There is no assurance that the units can be sold and that related proceeds will be received.
(3) Related Party Transactions
The Company is currently in negotiations with All American Cooperative for grain origination for its plant. All American Cooperative is a current member of the Company and has a seat on the board of governors.
Late in 2007, the Company negotiated a lease for office space in Eyota, Minnesota in a building owned by All American Cooperative (relationship described above). During 2007, the Company incurred no rent expense under this lease, but has incurred rent of $600 per month beginning in January 2008.
The Company’s Chairman currently serves on the board of directors of the Company’s escrow agent, Winona National Bank. Pursuant to the terms of our escrow agreement, Winona National Bank is to hold proceeds from subscriptions for the Company’s units in an interest-bearing escrow account. Winona National Bank may invest such proceeds in short-term securities issued by the United States government. Winona National Bank will hold such funds in escrow until specific conditions are satisfied.
In April 2008 the Company purchased approximately 175 acres of farmland for the purchase price of $2,200,000 from three individuals (two of which are members of the Company). The loan necessary to fund this purchase includes guarantees by some of the Company’s current members. The Company anticipates compensating these members through a fee equal to approximately 7% of the amount of their respective guaranty after closing on the Company’s registered offering.
On April 16, 2008 the Company entered into a Farm Lease with Hadar Farms Partnership. Hadar Farms Partnership is a current member of the Company. The Company is leasing approximately 153 acres of the 175 acres of our purchased farmland to Hadar Farms Partnership for $46,665 which was paid to the Company upon execution of the Farm Lease. The Farm Lease terminates on November 1, 2008.

MINNERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(4) Commitments and Contingencies
Design- build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $133,000,000. The Company will be highly dependent upon the anticipated general contractor for construction of the ethanol plant. The Company signed a Letter of Intent in March 2007 with a general contractor, Fagen, Inc. (Fagen), an unrelated party, in anticipation of entering into an agreement with such builder to design and build the ethanol plant at a total contract price of approximately $83,400,000. This Letter of Intent was amended in September 2007, December 2007 and again in June 2008. Under the current amended Letter of Intent, the contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from the benchmark of February 2007 which was 7879.54. (The CCI was 8141.61 in May 2008.) The cost estimate indicated above includes $1,668,000 for potential increases due to changes in the CCI. Pursuant to the third amendment, the Letter of Intent will terminate on June 21, 2009 unless a definitive Design-Build Agreement and other ancillary agreements have been entered into. The Letter of Intent requires the basic size and design of the plant to have been agreed upon, a site selected and at least 10% of the equity raised by June 21, 2009. This date may be extended by mutual agreement. Furthermore, if the Company has not issued a valid ‘Notice to Proceed’ to Fagen by June 21, 2009, Fagen may terminate any Design Build Agreement previously executed. In addition, the Company will be charged a surcharge of 0.5% for each month between June 2008 and the month in which a valid Notice to Proceed is given by the Company to Fagen. The cost estimate indicated above includes $4,170,000 for this surcharge. The third amendment to the Letter of Intent provides that the total contract price plus the CCI contingency and the surcharge shall not exceed $88,300,000.
The Company paid a commitment fee of $500,000 to Fagen during 2007 pursuant to the Letter of Intent. This payment is nonrefundable, is to be credited against the contract price and is included in the construction in progress balance as of March 31, 2008 and December 31, 2007. The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor on June 11, 2007. The cost for the performance of these engineering and design services is estimated at $110,000, which will be credited against the total design-build cost. The Company will also be required to pay certain reimbursable expenses per the agreement. As of March 31, 2008 the Company has incurred approximately $44,000 related to this agreement, which has been capitalized and is included in construction in progress. The Company anticipates funding the development of the ethanol plant by raising total equity of at least $58,000,000 and securing financing for up to $72,800,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Company’s current registered offering.
Land contracts
On May 12, 2006 the Company executed a real estate option agreement with an individual granting it an option to purchase 145 acres of land near Eyota, Minnesota. Under the terms of the option agreement, the Company paid $5,000 for an “Initial Option Payment” for a period of Sixty (60) days and on July 11, 2006 the Company paid $45,000 to extend this option for one year. The Company has the option to purchase the land, including any buildings, for $1,450,000. The purchase option may be extended for an additional year upon written notice and payment of $50,000 for each extension. On May 10, 2007 the Company paid $50,000 to extend this option to May 12, 2008. On May 12, 2008 the Company paid $50,000 to extend this option to May 12, 2009. If the Company exercises the option, all option payments will be credited to the purchase price of the land.
On May 17, 2006 the Company executed a real estate option agreement with an individual granting the option to purchase 138 acres of land near Utica, Minnesota. Under the terms of the option agreement, the Company paid $3,000 for an “Initial Option Payment” for a period of Sixty (60) days and on July 11, 2006 the Company paid $27,000 to extend this option for one year. The Company has the option to purchase the land, including any buildings, for $1,380,000. The purchase option may be extended for two additional one year periods upon written notice and payment of $30,000 for each extension. On May 16, 2007 the Company paid $30,000 to extend this option to May 17, 2008. On May 16, 2008 the Company paid $30,000 to extend this option to May 17, 2009. If the Company exercises the option, all option payments will be credited to the purchase price of the land.

MINNERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
On May 26, 2006 the Company executed a real estate option agreement with Dakota Minnesota and Eastern Railroad Corporation (DM&E) granting it an option to purchase 12.73 acres of land near Eyota, Minnesota. Under the terms of the option agreement, the Company paid $2,500 for the option and has the option to purchase the land for $25,000. The purchase option may be extended for two additional one year periods upon written notice and payment of $2,500 for each extension. On May 17, 2007 the Company paid $2,500 to extend this option to May 23, 2008. On May 23, 2008 the Company paid $2,500 to extend this option to May 23, 2009. If the Company exercises the option, all option payments will be credited to the purchase price of the land.
In April 2008 the Company purchased approximately 175 acres of farmland and buildings located thereon from three individuals (two of which are members of the Company) for the purchase price of $2,200,000. The real estate is located adjacent to the DM & E railroad and another parcel for which the Company has obtained an option. The Company borrowed $2,040,000 from Winona National Bank to purchase the real estate.
The Company executed a Negative Pledge Agreement on the real estate which provides that, during the term of the loan, it will not permit any liens, encumbrances or mortgages to be placed upon the real estate and the Company will not sell, assign or otherwise transfer the real estate without prior written consent of Winona National Bank. Winona National Bank required personal guaranties in the amount of $1,950,000 for the issuance of the loan to the Company. Ten (10) of the governors and one of the members, All American Cooperative, each executed a Guaranty with Winona National Bank. Each guarantor personally guaranteed a portion of the loan. These guarantors also entered into an agreement with the Company wherein each agreed to provide the personal guaranty for such funds in exchange for the payment of a fee equal to 7% of the amount of their respective guaranty. No fees will be paid by the Company to any guarantor under the agreement unless and until the Company has reached financial closing of the debt financing and equity offering proceeds needed for the plant. In June 2008 the Company replaced the Negative Pledge Agreement and note described above with a conventional mortgage and note with Winona National Bank. The mortgage requires guaranties identical to those provided with the Negative Pledge Agreement. Pursuant to the new note, interest shall be payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note shall be due in October 2009.
In April 2008 the Company executed a promissory note which provides that Fagen, Inc. will advance up to $250,000 to the Company during the term of the note. The Company received $50,000 on May 5, 2008 and $200,000 on May 27, 2008 pursuant to the Note. The Company is required to repay the entire balance, plus interest, at a rate of seven percent (7%) per annum on the earlier of July 31, 2009 or upon financial closing of the debt financing and equity offering proceeds needed for the project. The Company plans to use these funds for any expenses incurred prior to financial closing of the debt financing and equity offering.
The Company may acquire the other three parcels of optioned land, resulting in two potential building sites, a 138 acre Utica site and a 332.73 Eyota site. None of the Company’s governors or their affiliates has any relationship with any of the option property owners, except as described in Note 3. The final plant site will have access to both interstate and local roads and the DM&E rail line for the Company’s transportation requirements.
Consulting contracts
In July 2006, the Company entered into an agreement with an unrelated party for preliminary engineering services to develop conceptual railway service. The Company anticipates it will enter into a future consulting agreement that will include final design and construction documents for railway services. The lump sum price for the rail service design and construction documents is estimated at $88,000. As of March 31, 2008 the Company has incurred approximately $6,000 related to the initial agreement, which has been capitalized and is included in construction in progress.

MINNERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
In August 2006, the Company entered into an agreement with an unrelated party for land and design surveying, civil and site work plans, and a traffic study. The fees for these services are billed on an hourly basis. As of March 31, 2008 the Company has incurred approximately $83,000 related to this agreement, which has been capitalized and is included in construction in progress.
In July 2006, the Company entered into an agreement with an unrelated party to assist the Company in obtaining the necessary permits to construct the plant. The scope of work related to the permitting process has expanded due to additional requirements by the various governmental units involved. As of March 31, 2008, the Company has incurred approximately $396,000 related to this agreement, which has been capitalized and is included in construction in progress.
In September 2006 the Company entered into an agreement with an unrelated party to drill a well and to perform testing as needed for the permitting process. As of March 31, 2008 the Company has incurred approximately $222,000 related to this agreement, which has been capitalized and is included in construction in progress.
In November 2006, the Company entered into an agreement with an unrelated party to conduct geotechnical exploration of the proposed site for the ethanol facility. Services include soil borings and laboratory testing with a final formal engineering report. The scope of work related to this testing has expanded due to additional requirements by the various governmental units involved. As of March 31, 2008, the Company has incurred approximately $64,000 related to this agreement, which has been capitalized and is included in construction in progress.
In November 2006, the Company entered into an agreement with an unrelated party to conduct geophysical exploration of the proposed site for the ethanol facility. Services include subsurface investigation to identify potential sink holes (KARST features) through utilization of a resistivity survey. As of March 31, 2008, the Company has incurred approximately $19,000 related to this agreement, which has been capitalized and is included in construction in progress.
In June 2007 the Company entered into an agreement with an unrelated party to provide consulting and energy management services for supplies of natural gas and electricity for the project. The services commenced in June 2007 and will continue until twelve months after the plant’s completion date. The agreement will automatically renew for one-year additional terms thereafter unless the unrelated party or the Company terminate the Agreement upon sixty days prior written notice. The Company has incurred approximately $12,000 related to this agreement, which has been expensed and is included in professional fees, and does not expect to incur any additional costs until after financial close.
In May 2007 the Company entered into an agreement with an unrelated party for financial incentive consulting services. The unrelated party will review available local tax incentives, prepare materials and presentations regarding the project to present to local officials, hold informal visits with local elected officials, attend formal meetings with local officials and negotiate documentation for the incentives. The Company has incurred approximately $18,000 related to this agreement, which has been capitalized and is included in construction in progress. In the future these deferred financing costs will be broken out of construction in progress as a deferred financing cost and amortized over the term of our bond financing or will be expensed if it is determined that such financing will not be obtained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Our ability to raise sufficient equity and close our equity offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or technical difficulties in constructing or operating the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of and continued increase in the price of corn;

•	Changes in the market for ethanol and distillers grains and changes in the availability and price of natural gas;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report, financial statements for the fiscal year ended December 31, 2007 contained in our Registration Statement filed on Form S-1 and the documents that we reference in that report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
We are a development stage Minnesota Limited Liability Company formed in March 2006. We intend to develop, build and operate a 55 million gallon (per year) dry mill corn-processing ethanol plant expected to be located in southeastern Minnesota, approximately 100 miles southeast of Minneapolis, Minnesota. We have not yet engaged in the production of ethanol or distillers’ grains and we do not expect to generate any revenue until the plant is completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., our design-builder, we expect the plant to annually consume approximately 19.7 million bushels of corn and to annually produce approximately 55 million gallons of fuel grade ethanol and approximately 176,800 tons of distillers’ grains. We currently estimate that it will take approximately 16 to 20 months after construction commences to complete plant construction.
We have based our capital needs on a design for the plant that will cost approximately $83,400,000 and a total project completion and start-up cost of approximately $133,000,000. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. We intend to finance the development and construction and start-up of the ethanol plant with a combination of equity and debt. We have raised net proceeds of $2,214,760 through private placements and have obtained interim financing in the amount of $2,040,000 to purchase real estate and $250,000 to fund our development, organizational and offering expenses.
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form S-1 as amended, which became effective on May 9, 2008. We have registered our units with the state securities authorities in Iowa, Minnesota, and Wisconsin.
We have entered into a non-binding Letter of Intent with Fagen, Inc. for the design and construction of our proposed plant. We anticipate entering into, but have not yet entered into, a definitive design-build agreement with Fagen, Inc. We expect that we will be required to satisfy certain conditions pursuant to the design-build agreement before Fagen, Inc. will begin construction. Except for our Letter of Intent with Fagen, Inc., we do not have any binding or non-binding agreements with any other contractor for the labor or materials necessary to build the plant.
Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the three months ended March 31, 2008. If you undertake your own review and comparison of the three months ended March 31, 2008 and the three months ended March 31, 2007, it is important that you keep in mind that we expect our financial results to change significantly once we become operational.
Plan of Operations until Start-Up of Ethanol Plant
We expect to spend at least the next 12 months focused on three primary activities: (1) project financing; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of the registered offering and related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
During and after the registered offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant, development of our plant site in southeastern Minnesota, obtaining necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, ethanol and co-product marketing, utility and other contracts. We plan to fund these activities and initiatives plus staffing, office costs, audit, legal, compliance and staff training costs using the approximately $2,240,000 of our seed capital and attaining interim financing arrangements. The following outline represents our anticipated construction schedule at this time:
•	June 2008- Commence equity drive

•	Fall 2008 — Negotiate and close debt financing

•	Winter 2008 — Commence plant construction

•	2008 to 2010 — Manage plant construction

•	2010 — Plant completion and commencement of operations
This construction schedule is only an estimate and could be delayed for a variety of reasons including our inability to raise sufficient equity or obtain the debt financing necessary to commence plant construction as anticipated.
Project Financing
Debt and Equity
Our current registered offering will close upon the earlier of May 9, 2009 or when we have raised the minimum offering amount of $58,000,000. In the event we raise the minimum offering amount prior to May 9, 2009, we may continue selling units until we reach the maximum number of units available in this offering, but in no event will we continue selling units after May 9, 2009. Even if we successfully close the offering by selling at least the minimum number of units by May 9, 2009, we will not release the offering proceeds from escrow until we have met all of the conditions to release funds from escrow including that the cash proceeds in escrow equal $58,000,000 or more and we secure a written debt financing commitment for debt financing ranging from a minimum of $41,800,000 to a maximum of $72,800,000 depending on the level of equity proceeds raised and the amount of bond financing and any grant funding we may receive. In the event we have not reached the minimum offering amount or have not met all of the requirements to release funds from escrow prior to May 9, 2009, the proceeds in the escrow account will be returned to investors pursuant to the terms of our escrow agreement.
We estimated the range of debt financing we will need by subtracting the minimum and maximum amount of equity in the registered offering and the approximately $2,240,000 contributed by our founders and seed capital investors from the estimated total project cost of $133,000,000. We anticipate that our debt financing will contain both long-term and short-term debt components. We anticipate that the short-term debt component will consist of a working capital line of credit which will be used for operational expenses including inventory and hedging costs.
We have not yet obtained any commitments for equity or bond financing. We have started identifying and interviewing potential senior lenders; however, we have not signed any commitment or contract for debt financing necessary to construct and operate our plant. Completion of the project relies entirely on our ability to attract these loans and close on our registered offering.
Interim Financing
On April 2, 2008 we executed a promissory note which provides that Fagen, Inc. will advance up to $250,000 to the Company during the term of the note. We received the sum of $50,000 from Fagen on May 5, 2008 and $200,000 on May 27, 2008. We are required to repay the entire balance, plus interest, at a rate of seven percent (7%) per annum on the earlier of July 31, 2009 or upon financial closing of the debt financing and equity offering proceeds needed for our project. We intend to use these funds for any expenses incurred prior to financial closing.
On April 11, 2008 we entered into a loan agreement with Winona National Bank for the sum of $2,040,000 to purchase real estate owned by Gary, Linda and Dana Allen. Interest accrues on the principal at a rate of 4.13% per annum. We also executed a Negative Pledge Agreement on the real estate which provides that, during the term of the loan, we will not permit any liens, encumbrances or mortgages to be placed upon the real estate and we will not sell, assign or otherwise transfer the real estate without prior written consent of Winona National Bank. Winona National Bank required personal guaranties in the amount of $1,950,000 for the issuance of the loan to the Company. Ten (10) of our governors/members and one member, All

American Cooperative, each executed a Guaranty with Winona National Bank as security for the loan. Each guarantor is liable for a certain portion of the debt identified in his/her/its guaranty agreement. In exchange for their personal guaranty, each of the eleven (11) guarantors entered into an agreement with us wherein we agreed to pay a fee equal to seven percent (7%) of the amount of his/her/its guaranty in exchange for the personal guaranty. No payments will be made to any of these guarantors unless and until we have reached financial closing of the debt financing and equity offering proceeds needed to fund the plant. In June 2008 we replaced the Negative Pledge Agreement and note described above with a conventional mortgage and note with Winona National Bank. The mortgage requires our guarantors to provide personal guaranties identical to those provided with the Negative Pledge Agreement. Pursuant to the renegotiated note, interest shall be payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note will come due on October 6, 2009.
Grants and Government Programs
On October 5, 2007, we executed a Value-Added Producer Grant Agreement for grant funds of up to $300,000 with the Rural Business-Cooperative Service of the United States Department of Agriculture (“USDA”). The Grant Agreement requires us to match the grant funds provided by the USDA. The grant funds are available for a funding period of 365 days beginning October 1, 2007. We may use the grant funds and matching funds only for certain qualifying activities. We will be required to furnish certain financial information to the USDA during the term of the Grant Agreement and to submit an audit prepared by a Certified Public Accountant to the USDA setting forth the expenditures of the grant and matching funds within 90 days after the funding period is completed. We may request an extension of the funding period at least 30 days prior to the end of the funding period, however there is no guarantee that the USDA will approve any extension of the funding period in the event we are unable to utilize all grant funds awarded during the funding period. Through March 31, 2008 we have incurred qualifying expenses and as a result recognized approximately $24,000 related to this grant.
We plan to apply for additional grants from the USDA and other sources. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date.
Site Acquisition and Development
Site Acquisition
We have focused our energies for site selection on two specific areas in southeastern Minnesota. One potential site is located near Eyota and the other potential site is located near Utica. While we continue to assess the adequacy of each site to meet our needs, we have determined that the site near Eyota may provide the best location for our plant. Our board will look at several factors in making the final determination of the best site for our plant, including environmental risks, accessibility to necessary utilities, and rail and truck transportation. We have purchased a portion of the potential site near Eyota and have obtained two additional options for land adjacent to this parcel. We have also obtained an option for a parcel of land near Utica. We may acquire all three optioned parcels, resulting in a total of two potential building sites, a 138 acre Utica site and a 332.73 acre Eyota site.
Eyota
On April 11, 2008, we purchased approximately 175 acres of farmland and buildings located thereon from Gary D. Allen and Linda M. Allen, husband and wife, and Dana Allen, a single person for the purchase price of $2,200,000. Gary and Linda Allen are members of the Company. The real estate makes up a portion of our anticipated plant site and is located adjacent to the DM & E railroad and the VonWald parcel described below. On April 16, 2008 we entered into a Farm Lease with Hadar Farms Partnership (“Hadar”) for approximately 153 acres of this 175 acre parcel. Hadar is a current member of the Company. The Farm Lease provides that Hadar may use the parcel for farming and agriculture uses. We received $46,665 upon execution of the Farm Lease. The Farm Lease expires on November 1, 2008. We have the right to remove or destroy any of Hadar’s crop and use the leased premises in our business operations during the lease term. We will be required to pay Hadar $305 per acre plus their crop input costs for any crops we remove or destroy.

On May 12, 2006 we executed a real estate option agreement with Steven C. VonWald granting us an option to purchase 145 acres of land near Eyota, Minnesota for $1,450,000. Under the terms of the option agreement, we paid $5,000 for an “Initial Option Payment” for a period of Sixty (60) days and on July 11, 2006 we paid $45,000 to extend this option for one year. On May 10, 2007 we paid $50,000 to extend this option to May 12, 2008 and on May 12, 2008 we paid an additional $50,000 to extend this option to May 12, 2009. The purchase option may be further extended for an additional one year period upon written notice and payment of an additional $50,000 for each extension. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.
On May 26, 2006 we executed a real estate option agreement with Dakota Minnesota and Eastern Railroad Corporation (DM&E) granting us an option to purchase 12.73 acres of land near Eyota, Minnesota adjacent to the Allen parcel. Under the terms of the option agreement, we paid $2,500 for the option and have the option to purchase the land for $25,000. On May 17, 2007 we paid $2,500 to extend this option to May 23, 2008 and on May 23, 2008 we paid $2,500 to extend this option to May 23, 2009. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.
Utica
On May 17, 2006 we executed a real estate option agreement with Isabelle O. Timm granting us an option to purchase 138 acres of land near Utica, Minnesota for $1,380,000. Under the terms of the option agreement, we paid $3,000 for an “Initial Option Payment” for a period of Sixty (60) days and on July 11, 2006 we paid $27,000 to extend this option for one year. On May 16, 2007 we paid $30,000 to extend this option to May 17, 2008. On May 16, 2008 we paid $30,000 to extend this option to May 17, 2009. The purchase option may be further extended for one additional one year period upon written notice and payment of $30,000 for the extension. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.
Site Development
We hired Yaggy Colby Associates (“Yaggy”) to provide design survey and land survey work for the project. The design survey work included gathering detailed topographic surface and utility features to provide the basis of design for the project and the land survey work included property research, determination of boundaries, setting property pins and a certificate of survey. In addition, Yaggy provided services in connection with annexation and zone changes, construction plans and specifications for a water main, streets and parking, a grading plan, drainage report and on-site septic design. Yaggy conducted a traffic study for the proposed site plan. We have incurred approximately $83,000 for these services as of March 31, 2008.
American Engineering Testing, Inc. (“AET”) was hired to provide geotechnical services for the project. AET performed soil borings at the proposed sites, soil sample testings and preparation of an engineering report regarding grading procedures for the building and structural supports, foundation types and depths, ground floor slab support, backfilling procedures and preparation of subgrade for pavement and rail road spurs. We have incurred approximately $64,000 for these services as of March 31, 2008.
We hired Brookfield Resources, Inc. (“Brookfield”) to conduct surface geophysical surveys to identify sinkholes. We have incurred approximately $19,000 for these services as of March 31, 2008.
Lawler Environmental, Inc. (“Lawler”) was hired by Yaggy on our behalf to provide field delineation of wetland and field review with wetland regulatory agencies. We have incurred approximately $5,320 for these services as of March 31, 2008.

We hired Thein Well Co., Inc. (“Thein”) to drill a well and perform testing as needed for the permitting process. We have incurred approximately $222,000 for these services as of March 31, 2008.
Rail
We have engaged TranSystems Corporation (“TranSystems”) for the development of a conceptual railway service plan for the plant. TranSystems will develop a plan which will be in accordance with the standards and specifications of the DM&E railroad and the Iowa, Chicago and Eastern Railroad (ICE). We anticipate entering into a future consulting agreement with TranSystems that will include final design and construction documents for railway services. The lump sum price for the rail service design and construction documents is $88,000. We have paid TranSystems approximately $6,000 for these services related to the original agreement. TranSystems will provide no further services for the project until we begin construction.
Utilities
U.S. Energy Services, Inc. (“U.S. Energy”) has provided consulting and energy management services for supplies of natural gas and electricity for the project. U.S Energy’s services commenced in June 2007 and will continue until twelve months after the plant’s completion date. We have incurred approximately $12,000 related to this agreement and do not expect to incur additional costs until after financial closing.
Subsequent to the end of the period covered in this report, we received a preliminary cost estimate from Northern Natural Gas for construction of a natural gas pipeline to our proposed facilities. The preliminary cost estimate indicates that the estimated cost for the pipeline is between $2,813,500 and $5,263,000. However, this is simply an estimate and there is no assurance that the actual cost of the pipeline construction will not be higher.
Permitting and Regulatory Activities
On May 30, 2006, we entered into an agreement with Natural Resource Group, Inc. (NRG), a Minnesota corporation, to provide professional environmental services at our request. NRG did not identify any environmental fatal flaws that may significantly impact the intended use of the land at our two proposed site locations in southeastern Minnesota. NRG evaluated the sites for the presence of recognized environmental conditions.
Pursuant to the agreement NRG will also perform reviews of published soil surveys and wetland information, attainment status and any large neighboring air emission sources, air toxics emission and potential air emission risk analysis (AERA) concerns, fuel source availability, transportation construction and existing modifications for rail and roads and the facility’s potential to be permitted as a synthetic minor source. NRG will also evaluate water source and water discharge options.
NRG is also required to conduct an extensive regulatory review including a review of air permit rules related to ethanol production facilities and a confirmation of attainment status. NRG will assist us in preparing permit applications and has agreed to work with the engineering and construction firms to ensure that the permit requirements are incorporated into the plant design and construction. NRG will also provide services regarding air pollution control, our environmental assessment worksheet (“EAW), NPDES permitting, water appropriation permitting, and an aboveground storage tank permit. The scope of NRG’s work includes additional requirements set forth by various governmental units involved in the permitting process. We have incurred approximately $396,000 for these services as of March 31, 2008.
Our EAW is currently in the public notice phase of the permitting process.

Plant Construction and Start-up of Plant Operations
We expect to complete construction of the proposed plant and commence operations approximately 16 to 20 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and co-products. Assuming the successful completion of our current registered offering and our ability to obtain the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to begin plant operations. We estimate that we will need approximately $133,000,000 to construct the plant, which includes all capital expenditures necessary to complete the project, make the plant operational and produce revenue.
Fagen Letter of Intent
On March 28, 2007 we entered into a non-binding Letter of Intent with Fagen in connection with the design, construction and operation of the proposed plant. The Letter of Intent was subsequently amended on September 13, 2007, December 17, 2007 and June 18, 2008. The Letter of Intent provides the proposed terms and conditions under which Fagen will enter into exclusive negotiations with us to implement design and construction services for our plant. We have not yet executed a binding agreement. The Letter of Intent, as amended, provides for a nameplate capacity of 55 million gallons of ethanol annually and a performance guarantee in that same amount. Unless the parties mutually agreed to extend the termination date, the Letter of Intent was originally set to terminate on January 31, 2008, if a definitive Design-Build Agreement and other ancillary instruments have not been executed by that date. However, pursuant to the first, second and third amendments to the Letter of Intent, this date has been changed to June 21, 2009. In addition, unless extended by mutual agreement, the Letter of Intent requires the basic design and size of the plant to have been agreed upon, a site selected and 10% of the equity to have been raised by June 21, 2009. Furthermore, if MinnErgy has not issued a valid ‘Notice to Proceed’ prior to June 21, 2009, Fagen may terminate any Design Build Agreement that has been previously executed by the parties as of that date.
The Letter of Intent provides a base price estimate of $83,400,000 for construction of the plant that is subject to changes in construction costs. During the term of the Letter of Intent, Fagen has the exclusive right to provide design and construction services for our project. Substantial completion under the Letter of Intent is to occur within 635 days after the date of the ‘Notice to Proceed’. We have paid a commitment fee of $500,000 to Fagen in accordance with the terms of the Letter of Intent. This fee is nonrefundable and is to be credited against the contract price.
The Letter of Intent, as amended, provides that the contract price will be adjusted by the percentage increase, if any, from the reported CCI of 7879.53 in February 2007 to the CCI reported in the month we issue a valid ‘Notice to Proceed’ to Fagen. We will also be charged a surcharge of 0.50% for every month occurring between June 2008 and the month in which we issue a valid ‘Notice to Proceed’. However, the contract price will not exceed $88,300,000 as a result of adjustments made for the CCI or the surcharge. We have not issued a Notice to Proceed as of the date of the filing of this report.
In addition, the Letter of Intent states that Fagen will utilize certain proprietary property and information of ICM, Inc. in the design and construction of the project and that our use of such proprietary property and information of ICM will be governed by the terms and conditions of a license agreement between us and ICM.
Fagen Phase I and Phase II Engineering Services Agreement
On June 11, 2007 we entered into a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC. Pursuant to the Agreement, Fagen Engineering is to perform a Phase I design package for grading and drainage and a Phase II design package for the engineering and design of the site work and utilities for the plant. The fixed fee for such services is $110,000 which will be included in and credited to the design-build contract price with Fagen. Either party may terminate the agreement upon twenty (20) days written notice if the non-terminating party has defaulted through no fault of the terminating party.

Employees
We expect to hire between 30 and 36 full-time employees before commencing plant operations. Our officers are Ron Scherbring, President/Chief Executive Officer and Chris Arnold, Chief Financial Officer and Secretary. We currently have two office employees. Their primary duties consist of managing and operating the Company’s office and providing internal accounting services.
Results of Operations for the Three Months Ended March 31, 2008
We are in the development stage and therefore we have not yet commenced operations. We do not expect to commence operations until we close our equity offering, obtain debt financing and construct the ethanol plant. We anticipate that if we are successful in obtaining equity and debt financing, we will complete construction of the ethanol plant and commence operations in early 2010. We will generate no revenue and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in early 2010.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues
We are subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices have recently trended upwards from low ethanol prices experienced in the latter part of calendar year 2007. However, management expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the price of ethanol. As of April 2, 2008, the Renewable Fuels Association reports that the total United States ethanol production capacity will grow by more than 5 billion gallons, through new or expanding ethanol plants beginning production. According to the Renewable Fuels Association, ethanol demand during 2007 reached more than 6.8 billion gallons, an increase from the nearly 5.4 billion gallons of demand in 2006. However, the current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly. Thus, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. The Renewable Fuels Standard (the “RFS”) has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. In addition to demand created by the RFS, some blenders may be motivated to reduce the cost of gasoline by blending additional ethanol into the gasoline. This would occur when ethanol prices combined with the Volumetric Ethanol Excise Tax Credit of $0.51 per gallon of ethanol blended into gasoline are lower than the cost of gasoline.
The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022. The RFS caps grain-based ethanol, such as the ethanol we produce, at 15 billion gallons per year starting in 2015. In addition, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels, such as cellulosic ethanol.
Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Currently, production of cellulosic ethanol is in its infancy. It is technology that is as yet unproven on a commercial scale.

However, the Energy Independence and Security Act of 2007 authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol. Our plant would likely not be easily converted to producing ethanol from cellulose.
The Energy Independence and Security Act of 2007 also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.
On May 22, 2008 the United States Congress voted to override the President’s veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill. The proposed Farm Bill reduces the current $.51 per gallon ethanol blender tax credit to $.45 per gallon. Some of the savings generated by the reduction will be used to help fund an increase in the cellulosic ethanol credit to $1.01 per gallon. These tax credits are intended to provide additional incentive for ethanol facilities to move more quickly toward cellulosic production. Additionally, the Farm Bill includes a two-year extension of the current ethanol tariff, which had been set to expire at the end of 2008.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe the use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines, and that the process of producing ethanol actually uses more fossil energy than is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it could negatively affect our ability to sell our product and may negatively impact our profitability.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies. On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.1 billion bushels. The January 11, 2008, estimate of the 2007 corn crop is approximately 24% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. In March 2008, the USDA released its Prospective Plantings Report which estimates that farmers intend to plant 86 million acres of corn in 2008, which is down from an all time high 93 million acres planted in 2007. The October 12, 2007 Crop Production report stated that Minnesota’s corn production for 2007 was estimated at 1.22 billion bushels. Although we do not expect to begin operations until 16 to 20 months after construction commences, we expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances. Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources
Financial Results for our Fiscal Quarter Ended March 31, 2008
As of our fiscal quarter ended March 31, 2008, we have total assets of approximately $2,195,000 consisting primarily of cash and cash equivalents, land options, property and equipment and deferred offering costs. We have current liabilities of approximately $285,000 consisting primarily of accounts payable. Total members’ equity as of March 31, 2008, was approximately $1,910,000. Since our inception through our fiscal quarter ended March 31, 2008, we have generated no revenue from operations. For the fiscal quarter ended March 31, 2008, we had a net loss of approximately $26,000. Our total net loss since inception through our fiscal quarter ended March 31, 2008 is approximately $305,000.
Estimated Sources of Funds
The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors in our current registered offering and based upon various levels of equity that our lenders may require. The information set forth below represents estimates only and actual sources of funds excluding any offering costs could vary significantly, and there can be no assurance that such funds will actually be obtained.

	Maximum
Sources of	89,000,000 Units
Funds (1)	Sold	Percent
Offering Proceeds	$89,000,000	66.92%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$41,760,040	31.40%

Total Sources of Funds	$133,000,000	100.00%

Sources of	If 74,000,000
Funds (1)	Units Sold	Percent
Offering Proceeds	$74,000,000	55.64%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$56,760,040	42.68%

Total Sources of Funds	$133,000,000	100.00%

	Minimum
Sources of	58,000,000 Units
Funds (1)	Sold	Percent
Offering Proceeds	$58,000,000	43.61%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$72,760,040	54.71%

Total Sources of Funds	$133,000,000	100.00%

(1)
We may receive federal and state grants; however, to date we have only entered into one agreement for a Value Added Producer Grant awarded by the Rural Development-Cooperative Service of the USDA for up to $300,000 of matching funds. Additionally, we may receive bond financing. For any grants or bond financing we receive, we expect to reduce the amount of equity proceeds or senior debt financing necessary for our capitalization by the same or similar amount. Our sources of funds listed above are not reduced by offering costs.

Estimated Use of Proceeds
We intend to use the net proceeds of our current registered offering to construct and operate an ethanol plant with a 55 million gallon per year nameplate manufacturing capacity. The funds raised in the current registered offering must be supplemented with debt financing to meet our stated goals. We estimate that the total capital expenditures for the construction and start-up of the plant will be approximately $133,000,000. The total project cost is a preliminary estimate primarily based upon the experience of our anticipated general contractor, Fagen, with ethanol plants similar to the plant we intend to construct and operate. We expect the total project cost will change from time to time as the project progresses.
The following table describes our proposed use of net proceeds. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following amounts are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below depending on contingencies such as those described above. In addition, depending on the level of equity raised, we may decide to implement technical or design upgrades or improvements to our proposed plant.

		Percent
		of
Use of Proceeds	Amount	Total
Plant construction	$83,400,000	62.75%
Material escalation clause	4,170,000	3.15%
CCI contingency	1,668,000	1.25%
Land costs	3,675,000	2.76%
Site development costs	2,682,000	2.01%
Natural gas pipeline (1)	8,000,000	6.02%
Electrical service extension	1,163,000	0.88%
Construction contingency	1,305,000	0.98%
Construction performance bond	500,000	0.36%
Construction insurance costs	300,000	0.23%
Construction manager fee	162,000	0.12%
Administrative building	400,000	0.30%
Office equipment	75,000	0.05%
Computers, software, network	175,000	0.13%
Railroad	6,000,000	4.51%
Rolling stock	400,000	0.30%
Fire protection and water supply	5,300,000	3.98%
Capitalized interest	3,000,000	2.26%
Start up costs:
Financing costs	700,000	0.53%
Organization costs (2)	1,375,000	1.03%
Pre-production period costs	800,000	0.60%
Inventory — working capital	3,750,000	2.82%
Inventory — corn	1,100,000	0.83%
Corn hedging costs	250,000	0.19%
Inventory — chemicals and ingredients	400,000	0.49%
Inventory — ethanol	1,250,000	0.94%
Inventory — DDGS	500,000	0.36%
Spare parts — process equipment	500,000	0.36%

Total	$133,000,000	100.00%

(1)	Represents a standby letter of credit.

(2)	Includes estimated offering costs of $710,000.

Critical Accounting Policies and Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term.
We have incurred costs to purchase land options. These land options are capitalized into the land cost once exercised; land options that expire unused, will be expensed at expiration unless we determine we have no intention to exercise them at an earlier date.
Net loss per unit is calculated in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings Per Share.” The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of units outstanding during the period. As of March 31, 2008, we did not have any instruments outstanding which may have a dilutive effect on earnings per share.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 4. Controls and Procedures.
Our management, including our President (the Principal Executive Officer), Ronald L. Scherbring, along with our CFO, (the Principal Financial and Accounting Officer), Christopher L. Arnold, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with the U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Ronald L. Scherbring, and our Principal Financial and Accounting Officer, Christopher L. Arnold. Based on their evaluation of our disclosure controls and procedures, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or were reasonable likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Securities and Exchange Commission declared our Registration Statement on Form S-1 (SEC Registration No.333-142928), as amended, effective on May 9, 2008. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $58,000,000 and a maximum of $89,000,000 in the offering through the sale of a minimum of 58,000,000 membership units and a maximum of 89,000,000 membership units. We expect to secure the balance needed to construct the plant through federal, state and local grants and debt financing, but there is no assurance that we will be able to secure such grants and debt financing. We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering. We expect to incur a total of approximately $710,000 in offering expenses in connection with the issuance and distribution of securities in our registered offering, including $0 for underwriting discounts and commissions, $0 for finders’ fees, $0 for expenses paid to or for underwriters and approximately $710,000 for other expenses. Our expected offering expenses are a reasonable estimate rather than the actual amount of expense. We anticipate that no portion of our offering expenses will be paid to our directors, officers, ten percent (10%) or more equity owners or affiliates.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Description

10.1	Farm Lease between MinnErgy, LLC and Hadar Farms Partnership dated April 16, 2008

10.2	Loan agreement between MinnErgy, LLC and Winona National Bank dated June 6, 2008.

10.3	Amendment Number Three to Amended Letter of Intent by and between Fagen, Inc. and MinnErgy, LLC dated June 18, 2008.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNERGY, LLC
Date June 20, 2008	/s/ Ronald L. Scherbring
(Ronald L. Scherbring, President)
(Principal Executive Officer)

Date June 20, 2008	/s/ Christopher L. Arnold
(Christopher L. Arnold, Chief Financial Officer)
(Principal Financial Officer)