Form 10-Q
period 2008-06-30
MINNERGY LLC
filed 2008-08-14
CIK 1366512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

Commission file number 333-142928

MINNERGY, LLC

(Name of small business issuer in its charter)

Minnesota	74-3176709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 North Front Street NW, P.O. Box 86 Eyota, Minnesota	55987-1500
(Address of principal executive offices)	(Zip Code)

(507) 545-0197

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008 there were 4,979,920 membership units outstanding.

MINNERGY, LLC

ii

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MINNERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$99,980	148,881
Grant receivable	15,043	5,692
Prepaids and other	3,514	14,172

Total current assets	118,537	168,745

Land options	250,347	325,000
Property and equipment, net	3,601,393	1,210,606
Deferred offering costs	467,027	358,458

Total assets	$4,437,304	2,062,809

Liabilities and Members’ Equity:
Current liabilities:
Accounts payable	$269,231	122,759
Accrued expenses	10,746	3,985
Deferred revenue	31,941	—
Note payable	250,000	—

Total current liabilities	561,918	126,744

Mortgage payable	2,040,000	—

Members’ equity:
Members’ contributions, 4,979,920 units outstanding	2,214,760	2,214,760
Deficit accumulated during development stage	(379,374)	(278,695)

Total members’ equity	1,835,386	1,936,065

Total liabilities and members’ equity	$4,437,304	2,062,809

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	Three months ended		Six months ended		Period from Inception (March 31, 2006) to June 30, 2008
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$—	—	—	—	—

Operating expenses:
Professional fees	47,721	33,657	52,765	55,160	186,316
General and administrative expenses	24,848	21,863	46,770	31,496	256,090

Total operating expenses	72,569	55,520	99,535	86,656	442,406

Operating loss	(72,569)	(55,520)	(99,535)	(86,656)	(442,406)

Other income (expense):
Interest income	588	9,778	1,574	20,161	65,750
Interest expense	(21,295)	—	(21,295)	—	(21,295)
Other income	18,577	—	18,577	—	18,577

Net loss	$(74,699)	(45,742)	(100,679)	(66,495)	(379,374)

Basic and diluted loss per unit	$(0.02)	(0.01)	(0.02)	(0.02)	(0.09)

Basic and diluted weighted average units outstanding	4,979,920	4,373,120	4,979,920	3,943,000	4,152,253

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

	Six months ended		Period from Inception (March 31, 2006) to June 30, 2008
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(100,679)	(66,495)	(379,374)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	368	—	643
Change in operating assets and liabilities:
Grant receivable	(9,351)	—	(15,043)
Prepaid and other	10,659	10,913	(3,514)
Accounts payable	151,357	(19,738)	50,476
Deferred revenue	31,941	—	31,941
Accrued expenses	6,761	—	10,746

Net cash used in operating activities	91,056	(75,320)	(304,125)

Cash flows from investing activities:
Payments for land options	(82,500)	(132,500)	(407,500)
Purchase of property and equipment	(2,238,327)	(427,363)	(3,282,373)

Net cash used in investing activities	(2,320,827)	(559,863)	(3,689,873)

Cash flows from financing activities:
Proceeds from sales of membership units	—	734,800	2,214,760
Deferred stock issuance costs	(109,130)	(136,413)	(410,782)
Proceeds from notes payable	2,290,000	—	2,290,000

Net cash provided by financing activities	2,180,870	598,387	4,093,978

Net increase (decrease) in cash and cash equivalents	(48,901)	(36,796)	99,980

Cash and cash equivalents at beginning of period	148,881	1,012,989	—

Cash and cash equivalents at the end of period	$99,980	976,193	99,980

Supplemental disclosure of cash flow information:

Deferred offering costs included in accounts payable or accrued expenses	$56,245	—	56,245
Property and equipment purchases included in accounts payable or accrued expenses	$162,510	400,000	162,510
Cash payments for interest	$12,927	—	12,927

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of MinnErgy, LLC (referred to as the Company, MinnErgy, or by terms such as we, our, or us) has been derived from the Company’s audited December 31, 2007 financial statements and the unaudited June 30,2007 financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and related notes included in our Registration Statement filed with the SEC. In the opinion of management, the unaudited condensed financial statements contain all recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The operating results for the six and three month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principal business activity – MinnErgy, LLC, a development stage Minnesota limited liability company was organized with the intentions of developing, owning and operating a 55 million gallon dry mill corn-processing ethanol plant in southeastern Minnesota approximately 100 miles southeast of Minneapolis. The two potential plant sites selected by the Company are located between Winona and Rochester, Minnesota. Construction is anticipated to begin in the winter of 2008 with expected completion in early 2010. As of June 30, 2008, the Company was in the development stage with its efforts being principally devoted to equity raising, organizational activities and plant design.

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

The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC) which was declared effective in May 2008. The offering is for a minimum of 58,000,000 and up to 89,000,000 membership units for sale at $1 per unit. The minimum purchase requirement is 20,000 units for a minimum investment of $20,000. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.

Offering proceeds will be held in escrow until seven conditions are met. These conditions include: (1) cash proceeds from unit sales deposited in the escrow account equal or exceed $58,000,000, exclusive of interest; (2) the receipt of a written commitment for debt financing ranging from $41,800,000 to $72,800,000, depending on the amount necessary to fully capitalize the project; (3) the receipt of a signed definitive design build agreement with the general contractor (Fagen, Inc.); (4) the issuance of environmental permits necessary to construct the ethanol plant; (5) the election, in writing, to terminate the escrow agreement; (6) Winona National Bank providing an affidavit to the states in which the units have been registered stating that the requirements to release funds have been satisfied and shall have provided to the Commissioner of the Minnesota Department of Commerce documentation that the

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008

(unaudited)

foregoing conditions have been met; and (7) the receipt of consents to release funds from escrow from each state securities department from which such consent is required. However, none of the funds, regardless of the state of residence of the investor contributing such funds, shall be released until the Commissioner of the Minnesota Department of Commerce has provided written express authorization to the release of the escrow proceeds. There is no assurance that the units can be sold and that related proceeds will be received. As of August 1, 2008, the Company has received subscriptions for approximately $1,250,000 (1,250,000 units) under this offering.

(3)	Related Party Transactions

The Company is currently in negotiations with All American Cooperative for grain origination for its plant. All American Cooperative is a current member of the Company and has a seat on the board of governors.

The Company leases office space in Eyota, Minnesota in a building owned by All American Cooperative (relationship described above). The Company has incurred rent of $600 per month since January 2008.

The Company’s Chairman currently serves on the board of directors of the Company’s escrow agent, Winona National Bank. Pursuant to the terms of our escrow agreement, Winona National Bank is to hold proceeds from subscriptions for the Company’s units in an interest-bearing escrow account. Winona National Bank may invest such proceeds in short-term securities issued by the United States government. Winona National Bank will hold such funds in escrow until specific conditions are satisfied. See Notes 5 and 6 for discussion of transactions with Winona National Bank.

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

In April 2008 the Company entered into a Farm Lease with Hadar Farms Partnership. Hadar Farms Partnership is a current member of the Company. The Company is leasing approximately 153 acres of the 175 acres of our purchased farmland to Hadar Farms Partnership for $46,665 which was paid to the Company upon execution of the Farm Lease. The Farm Lease terminates on November 1, 2008.

(4)	Commitments and Contingencies

Design- build agreement

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $133,000,000. The Company will be highly dependent upon the anticipated general contractor for construction of the ethanol plant. The Company signed a Letter of Intent in March 2007 with a general contractor, Fagen, Inc. (Fagen) an unrelated party, in anticipation of entering into an agreement with such builder to design and build the ethanol plant at a total contract price of approximately $83,400,000. This Letter of Intent was amended in September 2007, December 2007 and again in June 2008. Under the current amended Letter of Intent, the contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from the benchmark of February 2007 which was 7879.54. (The CCI was 8184.94 in June 2008.) The cost estimate indicated above includes $1,668,000 for potential increases due to changes in the CCI. Pursuant to the third amendment, the Letter of Intent will terminate on June 21, 2009 unless a definitive Design-Build Agreement and other ancillary agreements have been entered into. The Letter of Intent requires the basic size and design of the plant to have been agreed upon, a site selected and at least 10% of the equity raised by June 21, 2009. This date may be extended by mutual agreement. Furthermore, if the Company has not issued a valid ‘Notice to Proceed’ by June 21, 2009, Fagen may terminate any Design Build Agreement executed. In addition, the Company will be charged a surcharge of 0.5% for each month between June 2008 and the month in which a valid

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008

(unaudited)

‘Notice to Proceed’ is given by the Company to Fagen. The cost estimate indicated above includes $4,170,000 for this surcharge. The third amendment to the Letter of Intent provides that the total contract price plus the CCI contingency and the surcharge shall not exceed $88,300,000.

The Company paid a commitment fee of $500,000 to Fagen during 2007 pursuant to the Letter of Intent. This payment is nonrefundable, is to be credited against the contract price and is included in the construction in progress balance as of June 30, 2008 and December 31, 2007. The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor on June 11, 2007. The cost for the performance of these engineering and design services is estimated at $110,000, which will be credited against the total design-build cost. The Company will also be required to pay certain reimbursable expenses per the agreement. As of June 30, 2008 the Company has incurred approximately $44,000 related to this agreement, which has been capitalized and is included in construction in progress. The Company anticipates funding the development of the ethanol plant by raising total equity of at least $58,000,000 and securing financing for up to $72,800,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Company’s current registered offering.

Land contracts

On May 12, 2006 the Company executed a real estate option agreement with an individual granting it an option to purchase 145 acres of land near Eyota, Minnesota. Under the terms of the option agreement, the Company paid $5,000 for an “Initial Option Payment” and approximately $145,000 to extend this option to May 12, 2009. The purchase option may be further extended for an additional one year period upon written notice and payment of an additional $50,000. The Company has the option to purchase the land, including any buildings, for $1,450,000.

On May 17, 2006 the Company executed a real estate option agreement with an individual granting the option to purchase 138 acres of land near Utica, Minnesota. Under the terms of the option agreement, the Company paid $3,000 for an “Initial Option Payment” and approximately $87,000 to extend this option to May 17, 2009. The purchase option may be further extended for an additional one year period upon written notice and payment of $30,000. If the Company exercises the option, all option payments will be credited to the purchase price of the land.

On May 26, 2006 the Company executed a real estate option agreement with Dakota Minnesota and Eastern Railroad Corporation (DM&E) granting it an option to purchase 12.73 acres of land near Eyota, Minnesota. Under the terms of the option agreement, the Company paid $2,500 for the option and has the option to purchase the land for $25,000. The Company has paid approximately $5,000 to extend this option to May 23, 2009. If the Company exercises the option, all option payments will be credited to the purchase price of the land.

In April 2008 the Company purchased approximately 175 acres of farmland and buildings located thereon from three individuals (two of which are members of the Company) for the purchase price of $2,200,000. The real estate is located adjacent to the DM & E railroad and another parcel for which the Company has obtained an option. The Company executed a Negative Pledge Agreement and note in favor of Winona National Bank in the amount of $2,040,000 to purchase the real estate.

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

(5)	Notes Payable

In June 2008 the Company replaced the Negative Pledge Agreement and note described above with a conventional mortgage and note in favor of Winona National Bank. Pursuant to the new note, interest shall be payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note will come due on October 6, 2009. Winona National Bank required personal guaranties in the amount of $1,950,000 for the

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008

(unaudited)

issuance of the loan to the Company. Ten (10) of the governors and one of the members, All American Cooperative, each executed a Guaranty with Winona National Bank. Each guarantor personally guaranteed a portion of the loan. These guarantors also entered into an agreement with the Company wherein each agreed to provide the personal guaranty for such funds in exchange for the payment of a fee equal to 7% of the amount of their respective guaranty. No fees will be paid by the Company to any guarantor under the agreement unless and until the Company has reached financial closing of the debt financing and equity offering proceeds needed for the plant.

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

(6)	Subsequent Events

Subsequent to the end of the period covered in this report, the Company obtained a revolving line of credit for working capital from Winona National Bank in the amount of $250,000. The line of credit is secured by a real estate mortgage on the land the Company previously purchased near Eyota. The Company and each of the guarantors of the previous note with Winona National Bank consented to the subordination of the $2,040,000 mortgage on the real estate to the revolving line of credit mortgage. The line of credit accrues interest at a daily variable rate based upon the Chase Manhattan Bank of New York. The maximum rate of interest that can be charged on the principal advanced under the line of credit is 19%. The Company will be required to make monthly interest payments on the principal advanced beginning September 1, 2008. The entire balance of principal and interest accruing on the line of credit will come due on October 6, 2009. As of August 11, 2008 Winona National Bank has made no advances pursuant to this line of credit.

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

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Our ability to raise sufficient equity and close our equity offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or technical difficulties in constructing or operating the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;

•	Changes in the availability of and continued increase in the price of corn;

•	Changes in the market for ethanol and distillers grains and changes in the availability and price of natural gas;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in international, federal and/or state laws (including the elimination of any ethanol tax incentives or import tariffs);

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

Overview

We are a development stage Minnesota limited liability company formed in March 2006. We intend to develop, build and operate a 55 million gallon (per year) dry mill corn-processing ethanol plant expected to be located in southeastern Minnesota, approximately 100 miles southeast of Minneapolis, Minnesota. We have not yet engaged in the production of ethanol or distillers’ grains and we do not expect to generate any revenue until the plant is completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., our anticipated design-builder, we expect the plant to annually consume approximately 19.7 million bushels of corn and to annually produce approximately 55 million gallons of fuel grade ethanol and approximately 176,800 tons of distillers’ grains. We currently estimate that it will take approximately 16 to 20 months after construction commences to complete plant construction.

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

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form S-1 as amended, which became effective on May 9, 2008. We have registered our units with the state securities authorities in Iowa, Minnesota, and Wisconsin. We are currently involved in efforts to raise capital in our initial public offering.

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

Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the six and three month periods ended June 30, 2008. If you undertake your own review and comparison of the six and three month periods ended June 30, 2008 and 2007, respectively, it is important that you keep in mind that we expect our financial results to change significantly if and when we become operational.

Plan of Operations until Start-Up of Ethanol Plant

We expect to spend at least the next 12 months focused on three primary activities: (1) project financing; (2) site acquisition and development; and (3) plant design, construction and start-up operations. Assuming the successful completion of the registered offering and related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.

During and after the registered offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant, development of our plant site in southeastern Minnesota, obtaining necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, ethanol and co-product marketing, utility and other contracts. We plan to fund these activities and initiatives plus staffing, office costs, audit, legal, compliance and staff training costs using the approximately $2,240,000 of our seed capital and attaining interim financing arrangements. The following outline represents our anticipated construction schedule at this time:

•	June 2008 – Commence equity drive

•	Fall 2008 – Negotiate and close debt financing

•	Winter 2008 – Commence plant construction

•	2008 to 2010 – Manage plant construction

•	2010 – Plant completion and commencement of operations

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

We have begun efforts to raise capital in our current registered offering. We have held several informational investor meetings in Minnesota and plan to continue our capital raising efforts through the use of extensive advertising efforts in those states in which our units are registered.

We anticipate that our debt financing will contain both long-term and short-term debt components. We anticipate that the short-term debt component will consist of a working capital line of credit which will be used for operational expenses including inventory and hedging costs. We have not yet obtained any commitments for debt or bond financing. We have begun interviewing potential senior lenders; however, we have not signed any commitment or contract for debt financing necessary to construct and operate our plant. Completion of the project relies entirely on our ability to attract these loans and raise the equity necessary in our registered offering to adequately fund the project.

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

On April 11, 2008 we entered into a Negative Pledge Agreement and note for the sum of $2,040,000 in favor of Winona National Bank to purchase real estate owned by Gary, Linda and Dana Allen near Eyota. In June 2008 we replaced the Negative Pledge Agreement and note with a conventional mortgage and note with Winona National Bank. Pursuant to the renegotiated note, interest shall be payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note will come due on October 6, 2009. Winona National Bank required personal guaranties in the amount of $1,950,000 for the issuance of the loan. Ten (10) of our governors/members and one member, All American Cooperative, each executed a Guaranty with Winona National Bank as security for the loan. Each guarantor is liable for a certain portion of the debt identified in his/her/its guaranty agreement. In exchange for their personal guaranty, each of the eleven (11) guarantors entered into an agreement with us wherein we agreed to pay a fee equal to seven percent (7%) of the amount of his/her/its guaranty in exchange for the personal guaranty. No payments will be made to any of these guarantors unless and until we have reached financial closing of the debt financing and equity offering proceeds needed to fund the plant.

Subsequent to the end of the period covered in this report, we obtained a revolving line of credit for working capital from Winona National Bank in the amount of $250,000. The line of credit is secured by a real estate mortgage on the land we previously purchased near Eyota. The Company and each of the guarantors of the previous note with Winona National Bank consented to the subordination of the $2,040,000 mortgage on the real estate to the revolving line of credit mortgage. The line of credit accrues interest at a daily variable rate based upon the Chase Manhattan Bank of New York. The maximum rate of interest that can be charged on the principal advanced under the line of credit is 19%. We will be required to make monthly interest payments on the principal advanced beginning September 1, 2008. The entire balance of principal and interest accruing on the line of credit will come due on October 6, 2009. As of August 11, 2008 Winona National Bank has made no advances pursuant to this line of credit.

Grants and Government Programs

On October 5, 2007, we executed a Value-Added Producer Grant Agreement for grant funds of up to $300,000 with the Rural Business-Cooperative Service of the United States Department of Agriculture (“USDA”). The Grant Agreement requires us to match the grant funds provided by the USDA. The grant funds are available for a funding period of 365 days beginning October 1, 2007. We may use the grant funds and matching funds only for certain qualifying activities. We will be required to furnish certain financial information to the USDA during the term of the Grant Agreement and to submit an audit prepared by a Certified Public Accountant to the USDA setting forth the expenditures of the grant and matching funds within 90 days after the funding period is completed. We may request an extension of the funding period at least 30 days prior to the end of the funding period, however there is no guarantee that the USDA will approve any extension of the funding period in the event we are unable to utilize all grant funds awarded during the funding period. Through June 30, 2008 we have incurred qualifying expenses and as a result recognized approximately $39,000 related to this grant.

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

Site Acquisition and Development

Site Acquisition

We have focused our energies for site selection on two specific areas in southeastern Minnesota. One potential site is located near Eyota and the other potential site is located near Utica. While we continue to assess the adequacy of each site to meet our needs, we have determined that the site near Eyota may provide the best location for our plant. Our board will look at several factors in making the final determination of the best site for our plant, including environmental risks, accessibility to necessary utilities, and rail and truck transportation. We have purchased a portion of the potential site near Eyota and have obtained two additional options for land adjacent to this parcel. We have also obtained an option for a parcel of land near Utica. We may acquire all three optioned parcels, resulting in a total of two potential building sites, a 138 acre Utica site and a 332.73 acre Eyota site. Our board reserves the right to select one or more plant sites in its sole discretion.

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

On May 12, 2006 we executed a real estate option agreement with Steven C. VonWald granting us an option to purchase 145 acres of land near Eyota, Minnesota for $1,450,000. Under the terms of the option agreement, we have paid $5,000 for an “Initial Option Payment” and approximately $145,000 to extend this option to May 12, 2009. The option may be further extended for an additional one year period upon written notice and payment of an additional $50,000 for each extension. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.

On May 26, 2006 we executed a real estate option agreement with Dakota, Minnesota and Eastern Railroad Corporation (DM&E) granting us an option to purchase 12.73 acres of land near Eyota, Minnesota adjacent to the Allen parcel. Under the terms of the option agreement, we paid $2,500 for the option and have the option to purchase the land for $25,000. In addition, we have paid approximately $5,000 to extend this option to May 23, 2009. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.

Utica

On May 17, 2006 we executed a real estate option agreement with Isabelle O. Timm granting us an option to purchase 138 acres of land near Utica, Minnesota for $1,380,000. Under the terms of the option agreement, we paid $3,000 for an “Initial Option Payment” and approximately $87,000 to extend this option to May 17, 2009. The purchase option may be further extended for one additional one year period upon written notice and payment of $30,000 for the extension. If we choose to exercise the option, all option and extension payments will be credited to the purchase price of the land.

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

Rail

We have engaged TranSystems Corporation (“TranSystems”) for the development of a conceptual railway service plan for the plant. TranSystems will develop a plan which will be in accordance with the standards and specifications of the DM&E railroad and the Iowa, Chicago and Eastern Railroad (ICE). We anticipate entering into a future consulting agreement with TranSystems that will include final design and construction documents for railway services. The lump sum estimate for the rail service design and construction documents is $88,000.

Utilities

U.S. Energy Services, Inc. (“U.S. Energy”) has provided consulting and energy management services for supplies of natural gas and electricity for the project

We received a preliminary cost estimate from Northern Natural Gas for construction of a natural gas pipeline to our proposed facilities. The preliminary cost estimate indicates that the estimated cost for the pipeline is between $2,813,500 and $5,263,000. However, this is simply an estimate and there is no assurance that the actual cost of the pipeline construction will not be higher.

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

NRG is also required to conduct an extensive regulatory review including a review of air permit rules related to ethanol production facilities and a confirmation of attainment status. NRG will assist us in preparing permit applications and has agreed to work with the engineering and construction firms to ensure that the permit requirements are incorporated into the plant design and construction. NRG will also provide services regarding air pollution control, our environmental assessment worksheet (“EAW”), NPDES permitting, water appropriation permitting, and an aboveground storage tank permit. The scope of NRG’s work includes additional requirements set forth by various governmental units involved in the permitting process.

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

Fagen Letter of Intent

On March 28, 2007 we entered into a non-binding Letter of Intent with Fagen in connection with the design, construction and operation of the proposed plant. The Letter of Intent was subsequently amended on September 13, 2007, December 17, 2007 and June 18, 2008. The Letter of Intent provides the proposed terms and conditions under which Fagen will enter into exclusive negotiations with us to implement design and construction services for our plant. We have not yet executed a binding agreement. The Letter of Intent, as amended, provides for a nameplate capacity of 55 million gallons of ethanol annually and a performance guarantee in that same amount. Unless the parties mutually agreed to extend the termination date, the Letter of Intent, as amended, will terminate on June 21, 2009. In addition, unless extended by mutual agreement, the Letter of Intent requires the basic design and size of the plant have been agreed upon, a site selected and 10% of the equity has been raised by June 21, 2009. Furthermore, if MinnErgy has not issued a valid ‘Notice to Proceed’ prior to June 21, 2009, Fagen may terminate any Design Build Agreement that has been executed by the parties as of that date.

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

Employees

We expect to hire between 30 and 36 full-time employees before commencing plant operations. Our officers are Ron Scherbring, President/Chief Executive Officer and Chris Arnold, Chief Financial Officer and Secretary. We currently have three office employees. Their primary duties consist of managing and operating the Company’s office and providing internal accounting services.

Results of Operations for the Six and Three Month Periods Ended June 30, 2008

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

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

We are subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices trended upwards during the latter part of calendar year 2007 and the beginning of 2008 but prices have declined recently. However, management expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the price of ethanol. As of July 24, 2008, the Renewable Fuels Association reports that the total United States ethanol production capacity will grow by more than 4 billion gallons, through new or expanding ethanol plants beginning production. According to the Renewable Fuels Association, the current capacity of approximately 162 ethanol facilities in the United Sates is over 13 million gallons per year. The current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly. If demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.

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

The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. The Energy Independence and Security Act of 2007 (the “Act”) includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry or that it will not be amended or repealed in the future. The following chart provides the new RFS ethanol production schedule:

Year	Renew-able Biofuel	Advanced Biofuel	Cellulosic Biofuel	Biomass-based Diesel	Undiffer- entiated Advanced Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12.95		.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2.5		1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36

Source: Renewable Fuels Association

The Act authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.

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

Challenges to current ethanol incentives may decrease the demand and profitability of ethanol production in the future. In April, the Texas governor requested a 50% waiver of the RFS mandate for 2008 from the U.S. Environmental Protection Agency (the “EPA”). In his request the governor stated that the soaring costs of corn due to increased demand for ethanol production has led to higher food costs within the state and suggested that a partial waiver of the RFS mandate in Texas would help alleviate the higher food prices. The EPA issued a decision on the governor’s request on August 7, 2008 indicating that it would not grant the RFS waiver. Even though the EPA denied the waiver of the RFS mandate for Texas, other states may follow suit and request similar waivers which could significantly hinder the demand for ethanol throughout the country. Also, in July 2008, several news reports indicated that Brazil was considering challenging the U.S. ethanol tariffs by filing a complaint with the World Trade Organization. The U.S. currently charges a $0.54 tariff on ethanol imported from Brazil. Reduction of the tariff could increase imports of ethanol into the U.S. which could reduce the demand for ethanol produced domestically and possibly reduce the price at which we may be able to sell ethanol produced at our plant.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies. Due to significant flooding in portions of the Midwest in June 2008, the USDA reassessed its Prospective Plantings Report which was originally released in March 2008. The revised June 30, 2008 Report estimates that despite the flood damage to crops in the Midwest, farmers intend to harvest approximately 79 million acres of corn in 2008. The Report indicates that approximately 87.3 million acres were planted, which is down only 7% from an all time high 93 million acres planted in 2007. Although we do not expect to begin operations until 16 to 20 months after construction commences, we expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

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

Liquidity and Capital Resources

Financial Results for our six and three month periods ended June 30, 2008

As of June 30, 2008, we have total assets of approximately $4,437,000 consisting primarily of cash and cash equivalents, land and land options, property and equipment and deferred offering costs. We have current liabilities of approximately $562,000 consisting primarily of short term debt related to the Fagen note and accounts payable. We have other liabilities of $2,040,000 consisting of our mortgage with Winona National Bank. Total members’ equity as of June 30, 2008, was approximately $1,835,000.

Since our inception through our fiscal quarter ended June 30, 2008, we have generated no revenue from operations. For the six month and three month periods ended June 30, 2008, we had net losses of approximately $101,000 and $75,000, respectively. Our total net loss since inception through our fiscal quarter ended June 30, 2008 is approximately $379,000.

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

Sources of Funds (1)	Maximum 89,000,000 Units Sold	Percent
Offering Proceeds (2)	$89,000,000	66.92%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$41,760,040	31.40%

Total Sources of Funds	$133,000,000	100.00%

Sources of Funds (1)	If 74,000,000 Units Sold	Percent
Offering Proceeds (2)	$74,000,000	55.64%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$56,760,040	42.68%

Total Sources of Funds	$133,000,000	100.00%

Sources of Funds (1)	Minimum 58,000,000 Units Sold	Percent
Offering Proceeds (2)	$58,000,000	43.61%
Seed Capital Proceeds	$2,239,960	1.68%
Senior Debt Financing	$72,760,040	54.71%

Total Sources of Funds	$133,000,000	100.00%

(1)	We may receive federal and state grants; however, to date we have only entered into one agreement for a Value Added Producer Grant awarded by the Rural Development-Cooperative Service of the USDA for up to $300,000 of matching funds. Additionally, we may receive bond financing. For any grants or bond financing we receive, we expect to reduce the amount of equity proceeds or senior debt financing necessary for our capitalization by the same or similar amount. Our sources of funds listed above are not reduced by offering costs.
(2)	We have received subscriptions for 1,250,000 units in our current registered offering for an aggregate amount of approximately $1,250,000 as of August 1, 2008. Our subscription procedures require subscribers to send ten percent (10%) of the amount due at the time they sign the subscription agreement. We are continuing our efforts to raise capital needed to adequately fund the project, but there can be no assurance that we will be able to raise the offering proceeds identified in this table.

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

The following table describes our proposed use of net proceeds. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, which our board of governors has the right to select in its sole discretion, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following amounts are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below depending on contingencies such as those described above. In addition, depending on the level of equity raised, we may decide to implement technical or design upgrades or improvements to our proposed plant.

Use of Proceeds	Amount	Percent of Total
Plant construction	$83,400,000	62.75%
Material escalation clause	4,170,000	3.15%
CCI contingency	1,668,000	1.25%
Land costs	3,675,000	2.76%
Site development costs	2,682,000	2.01%
Natural gas pipeline (1)	8,000,000	6.02%
Electrical service extension	1,163,000	0.88%
Construction contingency	1,305,000	0.98%
Construction performance bond	500,000	0.36%
Construction insurance costs	300,000	0.23%
Construction manager fee	162,000	0.12%
Administrative building	400,000	0.30%
Office equipment	75,000	0.05%
Computers, software, network	175,000	0.13%
Railroad	6,000,000	4.51%
Rolling stock	400,000	0.30%
Fire protection and water supply	5,300,000	3.98%
Capitalized interest	3,000,000	2.26%
Start up costs:
Financing costs	700,000	0.53%
Organization costs(2)	1,375,000	1.03%
Pre-production period costs	800,000	0.60%
Inventory – working capital	3,750,000	2.82%
Inventory – corn	1,100,000	0.83%
Corn hedging costs	250,000	0.19%
Inventory – chemicals and ingredients	400,000	0.49%
Inventory – ethanol	1,250,000	0.94%
Inventory – DDGS	500,000	0.36%
Spare parts – process equipment	500,000	0.36%

Total	$133,000,000	100.00%

(1)	Represents a standby letter of credit.
(2)	Includes estimated offering costs of $710,000.

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

Net loss per unit is calculated in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings Per Share.” The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of units outstanding during the period. As of June 30, 2008, we did not have any instruments outstanding which may have a dilutive effect on earnings per share.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Ronald L. Scherbring, and our Principal Financial and Accounting Officer, Christopher L. Arnold. Based on their evaluation of our disclosure controls and procedures, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or were reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (SEC Registration No.333-142928), as amended, effective on May 9, 2008. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $58,000,000 and a maximum of $89,000,000 in the offering through the sale of a minimum of 58,000,000 membership units and a maximum of 89,000,000 membership units. We expect to secure the balance needed to construct the plant through federal, state and local grants and debt financing, but there is no assurance that we will be able to secure such grants or debt financing. As of August 1, 2008, we have received subscriptions for approximately 1,250,000 units for an aggregate amount of approximately $1,250,000. We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering. We expect to incur a total of approximately $710,000 in offering expenses in connection with the issuance and distribution of securities in our registered offering, including no underwriting discounts and commissions, no finders’ fees, no expenses paid to or for underwriters and approximately $710,000 for other expenses. Our expected offering expenses are a reasonable estimate rather than the actual amount of expense. We anticipate that no portion of our offering expenses will be paid to our directors, officers, ten percent (10%) or more equity owners or affiliates.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Description
10.4	Loan Agreement between Winona National Bank and MinnErgy, LLC dated August 1, 2008.

10.5	Real Property Subordination Agreement between Winona National Bank and MinnErgy, LLC dated August 1, 2008.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNERGY, LLC

Date August 13, 2008	/s/ Ronald L. Scherbring
(Ronald L. Scherbring, President)
(Principal Executive Officer)

Date August 13, 2008	/s/ Christopher L. Arnold
(Christopher L. Arnold, Chief Financial Officer)
(Principal Financial Officer)