Form 10-Q
period 2008-09-30
MINNERGY LLC
filed 2008-11-13
CIK 1366512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2008 there were 4,979,920 membership units outstanding.

MINNERGY, LLC

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MINNERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1	148,881
Grant receivable	5,139	5,692
Prepaids and other	11,118	14,172

Total current assets	16,258	168,745

Land options	250,347	325,000
Property and equipment, net	3,675,332	1,210,606
Deferred offering costs	496,234	358,458

Total assets	$4,438,171	2,062,809

Liabilities and Members’ Equity:
Current liabilities:
Accounts payable	$321,013	122,759
Accrued expenses	45,237	3,985
Deferred revenue	7,185	—
Notes payable	321,819	—

Total current liabilities	695,254	126,744

Mortgage payable	2,040,000	—

Members’ equity:
Members’ contributions, 4,979,920 units outstanding	2,214,760	2,214,760
Deficit accumulated during development stage	(511,843)	(278,695)

Total members’ equity	1,702,917	1,936,065

Total liabilities and members’ equity	$4,438,171	2,062,809

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	Three months ended		Nine months ended		Period from Inception (March 31, 2006) to September 30,
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Net sales	$—	—	—	—	—
Operating expenses:
Professional fees	31,391	25,080	84,155	80,240	217,706
General and administrative expenses	71,116	22,891	117,891	54,387	327,204

Total operating expenses	102,507	47,971	202,046	134,627	544,910

Operating loss	(102,507)	(47,971)	(202,046)	(134,627)	(544,910)

Other income (expense):
Interest income	317	8,608	1,891	28,769	66,064
Interest expense	(53,035)	—	(74,330)	—	(74,330)
Other income	22,756	—	41,333	—	41,333

Net loss	$(132,469)	(39,363)	(233,152)	(105,858)	(511,843)

Basic and diluted loss per unit	$(0.03)	(0.01)	(0.05)	(0.02)	(0.12)

Basic and diluted weighted average units outstanding	4,979,920	4,979,920	4,979,920	4,284,320	4,234,663

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

	Nine months ended		Period from Inception (March 31, 2006) to September 30, 2008
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(233,152)	(105,858)	(511,843)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	552	—	824
Change in operating assets and liabilities:
Grant receivable	553	—	(5,139)
Prepaid and other	3,054	(2,720)	(11,118)
Accounts payable	4,125	(94,191)	37,194
Deferred revenue	7,185	—	7,185
Accrued expenses	41,252	—	45,237

Net cash used in operating activities	(176,431)	(202,769)	(437,660)

Cash flows from investing activities:
Payments for land options	(82,500)	(132,500)	(407,500)
Purchase of property and equipment	(2,170,797)	(893,541)	(3,333,627)

Net cash used in investing activities	(2,253,297)	(1,026,041)	(3,741,127)

Cash flows from financing activities:
Proceeds from sales of membership units	—	734,800	2,214,760
Deferred offering costs	(80,971)	(222,793)	(397,791)
Proceeds from notes and mortgage payable	2,361,819	—	2,361,819

Net cash provided by financing activities	2,280,848	512,007	4,178,788

Net increase (decrease) in cash and cash equivalents	(148,880)	(716,803)	1

Cash and cash equivalents at beginning of period	148,881	1,012,990	—

Cash and cash equivalents at the end of period	$1	296,187	1

Supplemental disclosure of cash flow information:

Deferred offering costs included in accounts payable or accrued expenses	$98,443	10,000	98,443
Property and equipment purchases included in accounts payable or accrued expenses	185,376	86,833	185,376
Cash payments for interest	34,168	—	34,168

The accompanying notes are an integral part of the condensed financial statements

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of MinnErgy, LLC (referred to as the Company, MinnErgy, or by terms such as we, our, or us) have been derived from the Company’s audited December 31, 2007 financial statements and the unaudited September 30, 2008 financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and related notes included in our Registration Statement filed with the SEC. In the opinion of management, the unaudited condensed financial statements contain all recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principal business activity – MinnErgy, LLC, a development stage Minnesota limited liability company was organized with the intentions of developing, owning and operating a 55 million gallon dry mill corn-processing ethanol plant in southeastern Minnesota approximately 100 miles southeast of Minneapolis. The two potential plant sites selected by the Company are located between Winona and Rochester, Minnesota. Construction is anticipated to begin in the Summer of 2009 with expected completion in late 2010. As of September 30, 2008, the Company was in the development stage with its efforts being principally devoted to obtaining necessary permits, organizational activities and project financing.

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

Offering proceeds will be held in escrow until seven conditions are met. These conditions include: (1) cash proceeds from unit sales deposited in the escrow account equal or exceed $58,000,000, exclusive of interest; (2) the receipt of a written commitment for debt financing ranging from $41,800,000 to $72,800,000, depending on the amount necessary to fully capitalize the project; (3) the receipt of a signed definitive design build agreement with the general contractor (Fagen, Inc.); (4) the issuance of environmental permits necessary to construct the ethanol plant; (5) the election, in writing, to terminate the escrow agreement; (6) Winona National Bank providing an affidavit to the states in which the units have been registered stating that the requirements to release funds have been satisfied and shall have provided to the Commissioner of the Minnesota Department of Commerce documentation that the

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

(unaudited)

foregoing conditions have been met; and (7) the receipt of consents to release funds from escrow from each state securities department from which such consent is required. However, none of the funds, regardless of the state of residence of the investor contributing such funds, shall be released until the Commissioner of the Minnesota Department of Commerce has provided written express authorization to the release of the escrow proceeds. There is no assurance that the units can be sold and that related proceeds will be received. As of November 1, 2008, the Company has received subscriptions for approximately $1,570,000 (1,570,000 units) under this offering.

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

The Company’s Chairman currently serves on the board of directors of the Company’s escrow agent, Winona National Bank. Pursuant to the terms of our escrow agreement, Winona National Bank is to hold proceeds from subscriptions for the Company’s units in an interest-bearing escrow account. Winona National Bank may invest such proceeds in short-term securities issued by the United States government. Winona National Bank will hold such funds in escrow until specific conditions are satisfied. See Note 5 for discussion of transactions with Winona National Bank.

In April 2008 the Company purchased approximately 175 acres of farmland for the purchase price of $2,200,000 from three individuals (two of which are members of the Company). The loan necessary to fund this purchase includes guarantees by some of the Company’s current members. The Company anticipates compensating these members through a fee equal to approximately 7% of the amount of their respective guaranty after the closing of the Company’s registered offering.

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

Design- build agreement

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $133,000,000. The Company will be highly dependent upon the anticipated general contractor for construction of the ethanol plant. The Company signed a Letter of Intent in March 2007 with a general contractor, Fagen, Inc. (Fagen) an unrelated party, in anticipation of entering into an agreement with such builder to design and build the ethanol plant at a total contract price of approximately $83,400,000. This Letter of Intent was amended in September 2007, December 2007 and again in June 2008. Pursuant to the third amendment, the Letter of Intent will terminate on June 21, 2009 unless a definitive Design-Build Agreement and other ancillary agreements have been entered into. The Letter of Intent requires the basic size and design of the plant to have been agreed upon, a site selected and at least 10% of the equity raised by June 21, 2009. This date may be extended by mutual agreement. Furthermore, if the Company has not issued a valid ‘Notice to Proceed’ by June 21, 2009, Fagen may terminate any Design Build Agreement executed. In addition, the Company will be charged a surcharge of 0.5% for each month between June 2008 and the month in which a valid ‘Notice to Proceed’ is given by the Company to Fagen. The cost estimate indicated above includes $4,170,000 for this surcharge. Under the current amended Letter of Intent, the contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from the benchmark of February 2007 which was 7879.54. As of October

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

(unaudited)

2008 the CCI was reported at 8623.28, which is 9.44% higher than the February 2007 level stated in the Letter of Intent. We have estimated a CCI contingency of $1,668,000 (or 2% of the contract price in our use of proceeds for the project) to account for a possible increase of the contract price in the event the Company is unable to issue a valid Notice to Proceed to Fagen by June, 1, 2008. Computation of the CCI contingency based on the October 2008 CCI would result in an amount that exceeds the Company’s budgeted contingency by approximately $7,706,160. However, the third amendment to the Letter of Intent provides that the total contract price plus the CCI contingency and the surcharge shall not exceed $88,300,000.

The Company paid a commitment fee of $500,000 to Fagen during 2007 pursuant to the Letter of Intent. This payment is nonrefundable, is to be credited against the contract price and is included in the construction in progress balance as of September 30, 2008 and December 31, 2007. The Company entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor on June 11, 2007. The cost for the performance of these engineering and design services is estimated at $110,000, which will be credited against the total design-build cost. The Company will also be required to pay certain reimbursable expenses per the agreement. As of September 30, 2008 the Company has incurred approximately $44,000 related to this agreement, which has been capitalized and is included in construction in progress. The Company anticipates funding the development of the ethanol plant by raising total equity of at least $58,000,000 and securing financing for up to $72,800,000, less any grants received. The amount of debt financing needed depends on the amount of equity raised in the Company’s current registered offering. No assurance can be given as to whether such equity and debt financing can be secured.

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

The Company may acquire the aforementioned other three parcels of optioned land, resulting in two potential building sites, a 138 acre Utica site and a 332.73 acre Eyota site. None of the Company’s governors or their affiliates has any relationship with any of the option property owners, except as described in Note 3. The final plant site will have access to both interstate and local roads and the DM&E rail line for the Company’s transportation requirements.

MINNERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

(unaudited)

(5)	Notes Payable

In June 2008 the Company replaced the Negative Pledge Agreement and note described above with a conventional mortgage and note in favor of Winona National Bank. Pursuant to the new note, interest is payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note will come due on October 6, 2009. Winona National Bank required personal guaranties in the amount of $1,950,000 for the issuance of the loan to the Company. Ten (10) of the governors and one of the members, All American Cooperative, each executed a Guaranty with Winona National Bank. Each guarantor personally guaranteed a portion of the loan. These guarantors also entered into an agreement with the Company wherein each agreed to provide the personal guaranty for such funds in exchange for the payment of a fee equal to 7% of the amount of their respective guaranty. No fees will be paid by the Company to any guarantor under the agreement unless and until the Company has reached financial closing of the debt financing and equity offering proceeds needed for the plant. The Company is recognizing the expense related to the guaranties ratably over the guaranty period. As of September 30, 2008 a guaranty liability of $27,300 is included in accrued expenses.

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

In August 2008 the Company obtained a revolving line of credit for working capital from Winona National Bank in the amount of $250,000. The line of credit is secured by a real estate mortgage on the land the Company previously purchased near Eyota. The Company and each of the guarantors of the previous note with Winona National Bank consented to the subordination of the $2,040,000 mortgage on the real estate to the revolving line of credit mortgage. The line of credit accrues interest at a daily variable rate based upon the Chase Manhattan Bank of New York. The maximum rate of interest that can be charged on the principal advanced under the line of credit is 19%. The Company will be required to make monthly interest payments on the principal advanced beginning September 1, 2008. The entire balance of principal and interest accruing on the line of credit will come due on October 6, 2009. As of September 30, 2008 Winona National Bank had made $71,819 in advances pursuant to this line of credit.

(6)	Subsequent Events

The Company is in the final phase of the permitting process. The Minnesota Pollution Control Agency (MPCA) met on October 28, 2008 to determine the need for an Environmental Impact Statement (EIS) for the Company’s project. The MPCA board asked that the MPCA staff provide more information in order for the MPCA board to make a final decision on the need for an EIS at the MPCA board’s November 25, 2008 meeting. The MPCA board’s decision whether to hold a contested case hearing on the National Pollutant Discharge Elimination System/State Disposal System Permit for our project was also postponed until the November 25, 2008 meeting.

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

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the following factors:

•	Our ability to raise sufficient equity and close our equity offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or technical difficulties in constructing or operating the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in the availability of and volatility in the price of corn;

•	Changes in the market for and price of ethanol and distillers grains and changes in the availability and price of natural gas;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in international, federal and/or state laws (including the elimination of any ethanol tax incentives or import tariffs);

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

Overview

We are a development stage Minnesota limited liability company formed in March 2006. We intend to develop, build and operate a 55 million gallon (per year) dry mill corn-processing ethanol plant expected to be located in southeastern Minnesota, approximately 100 miles southeast of Minneapolis, Minnesota. We have not yet engaged in the production of ethanol or distillers’ grains and we do not expect to generate any revenue until our plant is completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., our anticipated design-builder, we expect the plant to annually consume approximately 19.7 million bushels of corn and to annually produce approximately 55 million gallons of fuel grade ethanol and approximately 176,800 tons of distillers’ grains. We currently estimate that it will take approximately 16 to 20 months after construction commences to complete plant construction.

We have based our capital needs on a design for the plant that will cost approximately $83,400,000 and a total project completion and start-up cost of approximately $133,000,000. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. We intend to finance the development and construction and start-up of the ethanol plant with a combination of equity and debt. We have raised net proceeds of $2,214,760 through private placements and have obtained interim financing in the amount of $2,540,000. We used $2,040,000 of the interim debt financing to purchase real estate and $376,200 was used for development, organizational and offering expenses. We have not requested advances for approximately $123,800 remaining under our interim financing line of credit with Winona National Bank. We anticipate that these funds will be used as working capital over the next several months. If we are unable to close our offering or obtain additional interim financing once these funds are expended, we may be unable to proceed with the project.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form S-1 as amended, which became effective on May 9, 2008. We have registered our units with the state securities authorities in Iowa, Minnesota, and Wisconsin. We are currently involved in efforts to raise capital in our initial public offering. Our offering will close no later than May 9, 2009 whether or not we raise sufficient capital to proceed with our project. As of November 1, 2008, the Company has received subscriptions for approximately $1,570,000 (1,570,000 units) under this offering.

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

Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the nine and three month periods ended September 30, 2008. If you undertake your own review and comparison of the nine and three month periods ended September 30, 2008 and 2007, respectively, it is important that you keep in mind that we expect our financial results to change significantly if and when we become operational.

Plan of Operations until Start-Up of Ethanol Plant

Over the next several fiscal quarters we expect to focus on three primary activities: (1) project financing; (2) site acquisition and development; and (3) plant design, construction and start-up operations. Assuming the successful completion of the registered offering and related debt financing, for which no assurance can be given, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.

During and after the registered offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant, negotiating and executing a design-build agreement for our project, development of our plant site in southeastern Minnesota, obtaining necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, ethanol and co-product marketing, utility and other contracts. We plan to fund these activities and initiatives plus staffing, office costs, audit, legal, compliance and staff training costs using the approximately $2,240,000 of our seed capital and interim financing arrangements. As of October 24, 2008 we had only $123,800 in remaining funds available under our interim financing arrangements. If we are unable to fund these activities with our existing funds we may have to seek additional interim financing. There is no guarantee we will be able to obtain sufficient interim financing to continue our project.

The following outline represents our anticipated development schedule at this time:

•	June 2008 – Commence equity drive

•	Spring 2009 – Negotiate and close debt financing

•	Summer 2009 – Commence plant construction

•	2009 to 2010 – Manage plant construction

•	2010 – Plant completion and commencement of operations

This schedule is only an estimate and could be delayed for a variety of reasons including our inability to raise sufficient equity or obtain the debt financing necessary to commence plant construction as anticipated.

Project Financing

Debt and Equity

Our current registered offering will close upon the earlier of May 9, 2009 or when we have raised the minimum offering amount of $58,000,000. In the event we raise the minimum offering amount prior to May 9, 2009, we may continue selling units until we reach the maximum number of units available in this offering, but in no event will we continue selling units after May 9, 2009. Even if we successfully close the offering by selling at least the minimum number of units by May 9, 2009, we will not release the offering proceeds from escrow until we have met all of the conditions to release funds from escrow which include the following:

(1) Cash proceeds from unit sales deposited in the escrow account equals or exceeds $58,000,000, exclusive of interest;

(2) Our receipt of a written debt financing commitment for debt financing ranging from $41,800,000 to $72,800,000, depending on the amount necessary to fully capitalize the project;

(3) We have signed a definitive design-build agreement with Fagen, Inc.;

(4) We have been issued the environmental permits necessary to construct the ethanol plant;

(5) We elect, in writing, to terminate the escrow agreement;

(6) Winona National Bank provides an affidavit to the states in which the units have been registered stating that the requirements to release funds have been satisfied and shall have provided to the Commissioner of the Minnesota Department of Commerce documentation that the foregoing conditions have been met; and

(7) We obtain consents to releasing funds from escrow from each state securities department from which such consent is required provided; however, that none of the funds, regardless of the state of residence of the investor contributing such funds, shall be released until the Commissioner of the Minnesota Department of Commerce has provided written express authorization to release the escrow proceeds.

In the event we have not reached the minimum offering amount or have not met all of the requirements to release funds from escrow prior to May 9, 2009, the proceeds in the escrow account will be returned to investors pursuant to the terms of our escrow agreement.

We are attempting to raise capital in our current registered offering. We have held several informational investor meetings in Minnesota and plan to continue our capital raising efforts through the use of extensive solicitation efforts in those states in which our units are registered.

We anticipate that our debt financing will contain both long-term and short-term debt components. We anticipate that the short-term debt component will consist of a working capital line of credit which will be used for operational expenses including inventory and hedging costs. We have not yet obtained any commitments for debt or bond financing. We have begun interviewing potential senior lenders; however, we have not signed any commitment or contract for debt financing necessary to construct and operate our plant. Completion of the project relies entirely on our ability to attract these loans and raise the equity in our registered offering necessary to adequately fund the project.

Interim Financing

On April 2, 2008 we executed a promissory note which provides that Fagen, Inc. will advance up to $250,000 to the Company during the term of the note. We received the sum of $50,000 from Fagen on May 5, 2008 and $200,000 on May 27, 2008. We are required to repay the entire balance, plus interest, at a rate of seven percent (7%) per annum on the earlier of July 31, 2009 or upon financial closing of the debt financing and equity offering proceeds needed for our project. We intend to use these funds for any expenses incurred prior to the equity closing.

On April 11, 2008 we entered into a Negative Pledge Agreement and note for the sum of $2,040,000 in favor of Winona National Bank to purchase real estate owned by Gary, Linda and Dana Allen near Eyota. In June 2008 we replaced the Negative Pledge Agreement and note with a conventional mortgage and note with Winona National Bank. Pursuant to the renegotiated note, interest shall be payable on a monthly basis at a fixed rate of 4.1%. The entire balance of principal and interest accruing on the note will come due on October 6, 2009. Winona National Bank required personal guaranties in the amount of $1,950,000 for the issuance of the loan. Ten (10) of our governors/members and one member, All American Cooperative, each executed a Guaranty with Winona National Bank as security for the loan. Each guarantor is liable for a certain portion of the debt identified in his/her/its guaranty agreement. In exchange for their personal guaranty, each of the eleven (11) guarantors entered into an agreement with us wherein we agreed to pay a fee equal to seven percent (7%) of the amount of his/her/its guaranty in exchange for the personal guaranty. No payments will be made to any of these guarantors unless and until we have reached financial closing of the debt financing and equity offering proceeds needed to fund the plant. We are recognizing the expense related to the guaranties ratably over the guaranty period. As of September 30, 2008 a liability of $27,300 was included in accrued expenses.

On August 2, 2008 we obtained a revolving line of credit for working capital from Winona National Bank in the amount of $250,000. The line of credit is secured by a real estate mortgage on the land we previously purchased near Eyota. The Company and each of the guarantors of the previous note with Winona National Bank consented to the subordination of the $2,040,000 mortgage on the real estate to the revolving line of credit mortgage. The line of credit accrues interest at a daily variable rate based upon the Chase Manhattan Bank of New York. The maximum rate of interest that can be charged on the principal advanced under the line of credit is 19%. We have begun to make monthly interest payments on the principal advanced beginning September 1, 2008. The entire balance of principal and interest accruing on the line of credit will come due on October 6, 2009. As of October 24, 2008 Winona National Bank has made $126,200 in advances pursuant to this line of credit.

Grants and Government Programs

On October 5, 2007, we executed a Value-Added Producer Grant Agreement for grant funds of up to $300,000 with the Rural Business-Cooperative Service of the United States Department of Agriculture (“USDA”). The Grant Agreement required us to match the grant funds provided by the USDA. The grant funds were available through October 1, 2008. We have incurred qualifying expenses and received approximately $53,000 related to this grant. We will be required to submit an audit prepared by a Certified Public Accountant to the USDA setting forth the expenditures of the grant and matching funds on or before December 29, 2008.

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

Site Acquisition and Development

Site Acquisition

We have focused on two specific areas in southeastern Minnesota for site selection. One potential site is located near Eyota and the other potential site is located near Utica. While we continue to assess the adequacy of each site to meet our needs, we have determined that the site near Eyota may provide the best location for our plant. Our board will look at several factors in making the final determination of the best site for our plant, including environmental risks, accessibility to necessary utilities, and rail and truck transportation. We have purchased a portion of the potential site near Eyota and have obtained two additional options for land adjacent to this parcel. We have also obtained an option for a parcel of land near Utica. We may acquire all three optioned parcels, resulting in a total of two potential building sites, a 138 acre Utica site and a 332.73 acre Eyota site. Our board reserves the right to select one or more plant sites in its sole discretion.

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

Our EAW is currently in the final phase of the permitting process. The Minnesota Pollution Control Agency (MPCA) met on October 28, 2008 to determine the need for an Environmental Impact Statement (EIS) for our project. An EIS is an in-depth environmental review that examines the probable environmental damage a project could cause and proposes alternatives to mitigate that damage. At the meeting the MPCA board asked that the MPCA staff provide more information in order for the MPCA board to make a final decision on the need for an EIS at the MPCA board’s November 25, 2008 meeting. The MPCA board’s decision whether to hold a contested case hearing on the National Pollutant Discharge Elimination System/State Disposal System Permit for our project was also postponed until the November 25, 2008 meeting.

Plant Construction and Start-up of Plant Operations

We expect to complete construction of the proposed plant and commence operations approximately 16 to 20 months after construction commences. We are currently working towards completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and co-products. Assuming the successful completion of our current registered offering and our ability to obtain the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to begin plant operations. We estimate that we will need approximately $133,000,000 to construct the plant, which includes all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

Fagen Letter of Intent

On March 28, 2007 we entered into a non-binding Letter of Intent with Fagen in connection with the design, construction and operation of the proposed plant. The Letter of Intent was subsequently amended on September 13, 2007, December 17, 2007 and June 18, 2008. The Letter of Intent provides the proposed terms and conditions under which Fagen will enter into exclusive negotiations with us to implement design and construction services for our plant. We have not yet executed a binding agreement. The Letter of Intent, as amended, provides for a nameplate capacity of 55 million gallons of ethanol annually and a performance guarantee in that same amount. Unless the parties mutually agree to extend the termination date, the Letter of Intent, as amended, will terminate on June 21, 2009. In addition, unless extended by mutual agreement, the Letter of Intent requires that the basic design and size of the plant be agreed upon, a site be selected and 10% of the equity be raised by June 21, 2009. Furthermore, if MinnErgy has not issued a valid ‘Notice to Proceed’ prior to June 21, 2009, Fagen may terminate any Design Build Agreement that has been executed by the parties as of that date.

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

Results of Operations for the Nine and Three Month Periods Ended September 30, 2008

We are in the development stage and therefore we have not yet commenced operations. We do not expect to commence operations until we close our equity offering, obtain debt financing and construct the ethanol plant. We anticipate that if we are successful in obtaining equity and debt financing, we will complete construction of the ethanol plant and commence operations in late 2010. We will generate no revenue and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

In October 2008 the equity markets around the world tumbled in the wake of the collapse of several major financial institutions and a $700 billion bailout for lending institutions approved and funded by the U.S. government. The failure of these financial lending institutions caused a severe tightening of credit availability in the U.S. which led to instability in the equity markets. The tightening of credit availability will likely result in significant difficulty obtaining the debt financing needed to fund our project. The volatility of the equity markets will likely also inhibit our ability to secure the equity needed in our current registered offering to fund our project. The U.S. economy is also facing a recession. Any one of these factors may result in our inability to proceed with our project as planned.

In addition to national economic factors, we are also subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices experienced a gradual climb during the first half of 2008, but began declining in September 2008. In October 2008, gas prices plummeted causing the price and demand for ethanol to decrease as well. The demand for ethanol may continue to weaken due to the downturn in the U.S. economy. The average rack price for ethanol in July 2008 was approximately $2.90 per gallon. According to the DTN Ethanol Center website as of October 21, 2008, the average rack price for ethanol was down to $2.11, which was a decrease of approximately $0.15 from the previous week. Many operating plants are currently facing tighter profit margins as a result of the lower ethanol prices. A major ethanol producer, Verasun, filed for Chapter 11 bankruptcy at the beginning of November 2008. Verasun has blamed low ethanol margins, a tight credit market and high corn prices for its need to seek Chapter 11 protection. It was reported that Verasun entered into long-term purchasing contracts for the purchase of corn when corn prices reached historic highs. However, the price of corn sank after reaching those highs resulting in substantial losses.

Even though the price of ethanol has declined in recent months, we expect that the supply of ethanol in the market may continue to increase which may also have a negative effect on the price of ethanol. As of October 23, 2008, the Renewable Fuels Association reported the current capacity of approximately 178 operating ethanol refineries in the United Sates was nearly 11 billion gallons per year. The Renewable Fuels Association also reported that several operating facilities are currently under expansion which will increase annual production capacity by 671 million gallons. As of October 23, 2008 there were approximately 26 ethanol plants under construction which will increase annual ethanol production by an additional 2 billion gallons. If demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.

The principal purchasers of ethanol are petroleum terminals located throughout the United States. The Renewable Fuels Standard (the “RFS”) led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. In addition to demand created by the RFS, some blenders may be motivated to reduce the cost of gasoline by blending additional ethanol into the gasoline.

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

Year	Renewable Biofuel	Advanced Biofuel	Cellulosic Biofuel	Biomass- based Diesel	Undifferentiated Advanced Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12.95		.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2.5		1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36

Source: Renewable Fuels Association

The Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Due to volatile corn prices, discussion of cellulose based ethanol has recently increased. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Currently, production of cellulosic ethanol is in its infancy. It is technology that is as yet unproven on a commercial scale.

Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol. It is unlikely that our plant could be easily converted to producing ethanol from cellulose or that it would be economically feasible to do so.

The Act also authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in greenhouse gas (“GHG”) emissions. The Act sets forth a new GHG emissions standard. Starch-based renewable fuels must now meet a 20 percent lifecycle greenhouse gas threshold relative to the gasoline or diesel fuel they displace. The Act requires all ethanol facilities that had not commenced construction prior to the enactment of the Act to comply with the 20 percent GHG emissions reduction requirement. Since we have not yet begun construction of our plant, we will be required to comply with this new GHG emissions standard. The EPA has not yet provided definitive rules regarding the new GHG emissions standard. Therefore we are unable to determine at this time whether our plant will be able to meet the GHG emissions standard. If we are unable to meet the GHG emissions standard or if we are unable to meet the standard cost effectively we may be forced to abandon the project.

On June 18, 2008, the United States Congress overrode a presidential veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuel credit from $0.51 cents per gallon to $0.45 cents per gallon beginning in 2009. The bill also extends the $0.54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards as described above.

Challenges to current ethanol incentives may decrease the demand and profitability of ethanol production in the future. In April, the Texas governor requested a 50% waiver of the RFS mandate for 2008 from the U.S. Environmental Protection Agency (the “EPA”). In his request the governor stated that the soaring costs of corn due to increased demand for ethanol production has led to higher food costs within the state and suggested that a partial waiver of the RFS mandate in Texas would help alleviate the higher food prices. The EPA issued a decision on the governor’s request on August 7, 2008 indicating that it would not grant the RFS waiver. Even though the EPA denied the waiver of the RFS mandate for Texas, other states may follow suit and request similar waivers which could significantly hinder the demand for ethanol throughout the country. Also, in September 2008, several news articles indicated that there is a strong possibility that Brazil will challenge the U.S. ethanol tariffs by filing a complaint with the World Trade Organization. The U.S. currently charges a $0.54 tariff on ethanol imported from Brazil. Reduction of the tariff could increase imports of ethanol into the U.S. which could reduce the demand for ethanol produced domestically and possibly reduce the price at which we may be able to sell ethanol produced at our plant.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies. According to a report released by the National Agriculture Statistics Service on behalf of the USDA, crop production is estimated at 12.0 billion bushels for 2008. The Report indicates that yields are expected to average 153.9 bushels per acre. If realized, this will be the second highest yield on record, behind 2004,.

Corn prices have decreased in the last several months. According to an article posted on the USA Today website dated October 22, 2008, corn, soybean and wheat prices have fallen nearly 50% from the historic highs they reached earlier in the year. Corn contracts for December delivery at the Chicago Board of Trade closed at $3.85 per bushel on October 22, 2008, down from more than $7.80 in June 2008. Although we do not expect to begin operations until 16 to 20 months after construction commences, we expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances. Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. There has been volatility in the natural gas prices recently and any increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

Financial Results for our nine and three month periods ended September 30, 2008

As of September 30, 2008, we have total assets of approximately $4,438,000 consisting primarily of land and land options, property and equipment and deferred offering costs. We have current liabilities of approximately $695,000 consisting primarily of short-term debt related to the Fagen note and accounts payable. We have non-current liabilities of $2,040,000 consisting of our mortgage with Winona National Bank. Total members’ equity as of September 30, 2008, was approximately $1,703,000.

Since our inception through our fiscal quarter ended September 30, 2008, we have generated no revenue from operations. For the nine month period ended September 30, 2008, we had net losses of approximately $233,000. Our total net loss since inception through our fiscal quarter ended September 30, 2008 is approximately $512,000.

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

Sources of Funds (1)	Maximum 89,000,000 Units Sold	Percent
Offering Proceeds (2)	$89,000,000	66.92%
Seed Capital Gross Proceeds	$2,239,960	1.68%
Senior Debt Financing	$41,760,040	31.40%

Total Sources of Funds	$133,000,000	100.00%

Sources of Funds (1)	If 74,000,000 Units Sold	Percent
Offering Proceeds (2)	$74,000,000	55.64%
Seed Capital Gross Proceeds	$2,239,960	1.68%
Senior Debt Financing	$56,760,040	42.68%

Total Sources of Funds	$133,000,000	100.00%

Sources of Funds (1)	Minimum 58,000,000 Units Sold	Percent
Offering Proceeds (2)	$58,000,000	43.61%
Seed Capital Gross Proceeds	$2,239,960	1.68%
Senior Debt Financing	$72,760,040	54.71%

Total Sources of Funds	$133,000,000	100.00%

(1)	We may receive federal and state grants; however, to date we have only entered into one agreement for a Value Added Producer Grant awarded by the Rural Development-Cooperative Service of the USDA for up to $300,000 of matching funds. Additionally, we may receive bond financing. For any grants or bond financing we receive, we expect to reduce the amount of equity proceeds or senior debt financing necessary for our capitalization by the same or similar amount. Our sources of funds listed above are not reduced by offering costs.
(2)	We have received subscriptions for 1,570,000 units in our current registered offering for an aggregate amount of approximately $1,570,000 as of November 1, 2008. Our subscription procedures require subscribers to send ten percent (10%) of the amount due at the time they sign the subscription agreement. We are continuing our efforts to raise capital needed to adequately fund the project, but there can be no assurance that we will be able to raise the offering proceeds identified in this table. Our offering will close no later than May 9, 2009.

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

Use of Proceeds	Amount	Percent of Total
Plant construction	$83,400,000	62.75%
Material escalation clause	4,170,000	3.15%
CCI contingency	1,668,000	1.25%
Land costs	3,675,000	2.76%
Site development costs	2,682,000	2.01%
Natural gas pipeline (1)	8,000,000	6.02%
Electrical service extension	1,163,000	0.88%
Construction contingency	1,305,000	0.98%
Construction performance bond	500,000	0.36%
Construction insurance costs	300,000	0.23%
Construction manager fee	162,000	0.12%
Administrative building	400,000	0.30%
Office equipment	75,000	0.05%
Computers, software, network	175,000	0.13%
Railroad	6,000,000	4.51%
Rolling stock	400,000	0.30%
Fire protection and water supply	5,300,000	3.98%
Capitalized interest	3,000,000	2.26%
Start up costs:
Financing costs	700,000	0.53%
Organization costs(2)	1,375,000	1.03%
Pre-production period costs	800,000	0.60%
Inventory – working capital	3,750,000	2.82%
Inventory – corn	1,100,000	0.83%
Corn hedging costs	250,000	0.19%
Inventory – chemicals and ingredients	400,000	0.49%
Inventory – ethanol	1,250,000	0.94%
Inventory – DDGS	500,000	0.36%
Spare parts – process equipment	500,000	0.36%

Total	$133,000,000	100.00%

(1)	Represents a standby letter of credit for natural gas infrastructure improvements.
(2)	Includes estimated offering costs of $710,000.

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

Net loss per unit is calculated in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings Per Share.” The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of units outstanding during the period. As of September 30, 2008, we did not have any instruments outstanding which may have a dilutive effect on earnings per share.

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

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (SEC Registration No.333-142928), as amended, effective on May 9, 2008. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $58,000,000 and a maximum of $89,000,000 in the offering through the sale of a minimum of 58,000,000 membership units and a maximum of 89,000,000 membership units, but there is no assurance that we will be able to sell such units. We expect to secure the balance needed to construct the plant through federal, state and local grants and debt financing, but there is no assurance that we will be able to secure such grants or debt financing. As of November 1, 2008, we have received subscriptions for approximately 1,570,000 units for an aggregate amount of approximately $1,570,000. We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering. We expect to incur a total of approximately $710,000 in offering expenses in connection with the issuance and distribution of securities in our registered offering, including no underwriting discounts and commissions, no finders’ fees, no expenses paid to or for underwriters and approximately $710,000 for other expenses. Our expected offering expenses are a reasonable estimate rather than the actual amount of expense. We anticipate that no portion of our offering expenses will be paid to our directors, officers, ten percent (10%) or more equity owners or affiliates.

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

MINNERGY, LLC

Date November 13, 2008	/s/ Ronald L. Scherbring
(Ronald L. Scherbring, President)
(Principal Executive Officer)

Date November 13, 2008	/s/ Christopher L. Arnold
(Christopher L. Arnold, Chief Financial Officer)
(Principal Financial Officer)